Form 10-Q
period 2000-03-31
ORAPHARMA INC
filed 2000-05-12
CIK 1028065

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000 OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-29839

                                ORAPHARMA, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                          ----------------------------
                          (State or other jurisdiction
                       of incorporation or organization)

                                   22-3473777
                          ----------------------------
                                (I.R.S. Employer
                               Identification No.)

                                732 Louis Drive
                            Warminster, Pennsylvania

                                     18974
                    ----------------------------------------
                    (Address of principal executive offices)

                                  215/956-2200
                    ----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X  1.       NO
                                   -----           -----

     As of May 12, 2000, 13,351,299 shares of common stock were outstanding.

--------------------------------------------------------------------------------

1. The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but it has not been subject to such filing requirement for the past 90 days.

                                ORAPHARMA, INC.
                                     INDEX

                                                                                            Page
                                                                                           -------
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements (Unaudited)                                               3

               Balance Sheets - March 31, 2000 and December 31, 1999                          3

               Statements of Operations - Three months ended March 31, 2000
               and 1999                                                                       4

               Statements of Cash Flows - Three months ended March 31, 2000
               and 1999                                                                       5

               Notes to Consolidated Financial Statements                                     6

Item 2         Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          7

Item 3         Quantitative and Qualitative Disclosures About Market Risk:                    8

PART II.       OTHER INFORMATION                                                              9

Item 2.        Change in Securities and Use of Proceeds                                       9

Item 6.        Exhibits and Reports on Form 8-K                                              10

SIGNATURES                                                                                   11

                                    PART I
                                    ------

ITEM 1.   Financial Statements

                        ORAPHARMA, INC. AND SUBSIDIARY
                        ------------------------------
                         (a development-stage company)

                                BALANCE SHEETS
                                --------------
                                  (unaudited)


                                                                                                December 31,            March 31,
                                                                                                   1999                   2000
                                                                                               -------------          -------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                                                                     $  13,073,803          $  76,336,146
 Prepaid expenses and other                                                                          263,944                823,280
 Deferred offering costs                                                                             222,012                   --
                                                                                               -------------          -------------
          Total current assets                                                                    13,559,759             77,159,426
FIXED ASSETS, net                                                                                    957,897                969,152
INTANGIBLE ASSETS, net                                                                               194,083                187,233
                                                                                               -------------          -------------
                                                                                               $  14,711,739          $  78,315,811
                                                                                               =============          =============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                                                             $     192,935          $        --
 Accounts payable                                                                                    452,763              1,476,581
 Accrued expenses                                                                                  1,420,468                995,363
                                                                                               -------------          -------------
          Total current liabilities                                                                2,066,166              2,471,944
                                                                                               -------------          -------------
LONG-TERM DEBT                                                                                       288,043                   --
                                                                                               -------------          -------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                            32,974,359                   --
                                                                                               -------------          -------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, par value $.001 per share, 50,000,000 shares authorized,
  1,039,635, and 12,737,611 issued and outstanding                                                     1,040                 12,738
 Additional paid-in capital                                                                        2,789,617            101,855,185
 Deferred compensation                                                                              (815,393)              (762,133)
 Deficit accumulated during the development stage                                                (22,592,093)           (25,261,923)
                                                                                               -------------          -------------
          Total stockholders' equity (deficit)                                                   (20,616,829)            75,843,867
                                                                                               -------------          -------------
                                                                                               $  14,711,739          $  78,315,811
                                                                                               =============          =============


   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY
                         ------------------------------
                         (a development-stage company)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (unaudited)




                                                                                              Period from
                                                                                               Inception
                                                                                               (August 1,
                                                             Three Months Ended                   1996)
                                                                  March 31,                     Through
                                                       ------------------------------           March 31,
                                                           1999               2000               2000
                                                       -----------       ------------         ------------

OPERATING EXPENSES:
 Research and development                              $ 1,574,153       $  2,045,751         $ 21,060,851
 General and administrative                                404,419            962,452            6,104,372
                                                       -----------       ------------         ------------
   Operating loss                                       (1,978,572)        (3,008,203)         (27,165,223)
                                                       -----------       ------------         ------------
INTEREST INCOME                                            212,915            347,262            2,005,002
INTEREST EXPENSE                                           (14,626)            (8,889)            (101,702)
                                                       -----------       ------------         ------------
NET LOSS                                               $(1,780,283)      $ (2,669,830)        $(25,261,923)
                                                       ===========       ============         ============
BASIC AND DILUTED NET LOSS
 PER SHARE                                             $     (2.50)      $      (0.68)
                                                       ===========       ============

SHARES USED IN COMPUTING BASIC AND DILUTED NET
 LOSS PER SHARE                                            712,001          3,920,117
                                                       ===========       ============
PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE         $     (0.23)      $      (0.28)
                                                       ===========       ============
SHARES USED IN COMPUTING PRO FORMA BASIC AND
 DILUTED NET LOSS PER SHARE                              7,639,039          9,567,181
                                                       ===========       ============

   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY
                         ------------------------------
                         (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)


                                                                                                                    Period from
                                                                                                                      Inception
                                                                                                                     (August 1,
                                                                                     Three Months Ended                 1996)
                                                                                          March 31,                   Through
                                                                             ------------------------------          March 31,
                                                                                 1999               2000               2000
                                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    $ (1,780,283)      $ (2,669,830)      $(25,261,923)
 Adjustments to reconcile net loss to net cash used in operating activities-
   Depreciation and amortization                                                   68,996             77,978            611,965
   Stock based compensation expense                                                 5,881            139,364            494,740
   Common stock and warrants issued in
   connection with acquisition of technology                                         --                 --              835,897
 Changes in operating assets and liabilities-
  Prepaid expenses and other                                                       10,462           (337,324)          (601,268)
  Accounts payable                                                               (376,781)         1,023,818          1,476,581
  Accrued expenses                                                               (720,238)          (425,106)           573,318
                                                                             ------------       ------------       ------------
         Net cash used in operating activities                                 (2,792,033)        (2,191,100)       (21,870,690)
                                                                             ------------       ------------       ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Capital expenditures                                                            (122,887)           (82,383)        (1,484,711)
 Expenditures for intangible assets                                                  --                 --             (259,639)
                                                                             ------------       ------------       ------------
         Net cash used in investing activities                                   (122,887)           (82,383)        (1,744,350)
                                                                             ------------       ------------       ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable                                             --                 --              915,000
 Proceeds from the sale of preferred stock, net of expenses                          --                 --           33,730,563
 Proceeds from the sale of common stock and exercise of stock
  options and warrants                                                               --           66,016,804         66,020,623
 Proceeds from PA Opportunity Grant                                                  --                 --              200,000
 Repayment of notes payable                                                       (48,234)          (480,978)          (915,000)
                                                                             ------------       ------------       ------------
         Net cash provided by (used in) financing activities                      (48,234)        65,535,826         99,951,186
                                                                             ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,963,154)        63,262,343         76,336,146
CASH AND CASH EQUIVALENTS, beginning of period                                 19,236,084         13,073,803               --
                                                                             ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                     $ 16,272,930       $ 76,336,146       $ 76,336,146
                                                                             ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation:

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 1999 audited financial statements and footnotes included in the Company's Registration Statement on Form S-1 (File No. 333-93881).

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.


2. Net Loss Per Common Share

     The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, gives effect to the conversion of the redeemable convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering, from the original date of issuance.


                                                                Three months ended
                                                                    March 31,
                                                           --------------------------

                                                               1999           2000
                                                           -----------    -----------
Net Loss                                                   $(1,780,283)   $(2,669,830)
                                                           ===========    ===========
Basic and diluted:
 Weighted-average shares of common stock outstanding           957,038      4,071,792
 Less: weighted average shares subject to repurchase          (245,037)      (151,675)
                                                           -----------    -----------
 Weighted-average shares used in computing basic and
  diluted net loss per share                                   712,001      3,920,117
                                                           ===========    ===========
 Basic and diluted net loss per share                      $     (2.50)   $     (0.68)
                                                           ===========    ===========
Pro forma:
 Shares used above                                             712,001      3,920,117

 Pro forma adjustment to reflect the weighted average
 effect of assumed conversion of redeemables convertible
 preferred stock                                             6,927,038      5,647,064
                                                           -----------    -----------
 Shares used in computing pro forma basic and diluted
 net loss per share                                          7,639,039      9,567,181
                                                           ===========    ===========
 Pro forma basic and diluted net loss per share            $     (0.23)   $     (0.28)
                                                           ===========    ===========

     We have excluded all outstanding redeemable convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The pro forma calculations exclude outstanding stock options and warrants, and shares subject to repurchase as they are antidilutive.


3. Stockholders' Equity

     In February 2000, we effected a 1 for 2 reverse stock split of all outstanding common and preferred stock and increased the number of authorized shares of common stock to 50,000,000. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse stock split.

     On March 9, 2000 we completed our initial public offering ("IPO") and sold 4,000,000 shares of our common stock to the public at $18.00 per share. Net proceeds to the Company after underwriting commission and expenses were approximately $66 million. On April 10, 2000 we sold an additional 600,000 shares of common stock to cover underwriter over-allotments and received net proceeds of approximately $10 million.

     Following completion of our IPO, all of the outstanding shares of Series A,B,C, and D redeemable convertible preferred stock were converted into 7,557,100 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements about the following:

 .  establishing a sales and marketing force, including related hiring and training activities:
 .  our intentions regarding international collaborations:
 .  anticipated operating losses and capital expenditures:
 .  our product development efforts for MPTS and our other product candidates: and
 .  the status of our regulatory process for MPTS.

     When used in this Report, we intend the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," and "depend" to identify "forward-looking statements." Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. You should not place undue reliance on our forward-looking statements. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

OVERVIEW OF ORAPHARMA'S FINANCIAL PERFORMANCE

Background

     We have devoted substantially all of our resources since we began operations in August 1996 to research and development of locally delivered pharmaceutical products for oral healthcare. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and since inception have incurred a cumulative net loss of approximately $ 25.3 million through March 31, 2000. These losses have resulted principally from costs incurred in research and development activities, including phase 3 clinical trials of our lead product candidate, Minocycline Periodontal Therapeutic System (MPTS) and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to new product candidates will continue to increase. Manufacturing, sales and marketing costs will increase as we prepare for product launch of MPTS.

     In October 1999 we completed phase 3 clinical trials for MPTS for the treatment of periodontitis. We filed a New Drug Application (NDA) for MPTS with the United States Food and Drug Association(FDA) on February 17, 2000. The FDA accepted the NDA for review on April 21, 2000. Most of our revenue for the foreseeable future will depend on our ability to receive regulatory approval for, and successfully market, MPTS. Assuming we obtain FDA approval, we intend to sell MPTS in the United States by deploying a sales and marketing force of 50 to 75 persons, and expect to begin hiring and training activities in late 2000. In international markets, we intend to rely on strategic relationships to market and sell MPTS rather than establish our own sales force.

Equity Financings

     We have financed our operations primarily with the net proceeds generated from the issuance of common and redeemable convertible preferred stock. From our inception in August 1996 through December 31, 1999, we received net proceeds of approximately $33 million from the sale of redeemable convertible preferred stock.

     On March 9, 2000 we sold 4,000,000 shares of common stock in connection with our initial public offering and received net proceeds of approximately $66 million. On April 7, 2000, we sold an additional 600,000 shares to cover underwriters' over-allotments and received net proceeds of approximately $10 million.

     At the effective date of the initial public offering on March 9, 2000, all outstanding shares of series A,B,C, and D preferred stock automatically converted into an aggregate of 7,557,100 shares of common stock.

Milestone Payments, Royalties and License Fees

In April 2000, we paid American Home Products(AHP) a milestone payment of $500,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $2.5 million is due to AHP if and when we receive FDA Approval of MPTS for the treatment of periodontitis. We also paid AHP $250,000 and issued them 110,000 shares of our common stock at the time we entered into our license agreement in February 1997. Our license agreement with AHP also requires us to pay royalties on sales of MPTS and other products that are covered by the AHP patents or developed using the AHP technology.

In April 2000, we paid Gary R. Jernberg DDS a milestone payment of $50,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $100,000 is due to Dr. Jernberg if and when we receive FDA approval of MPTS for the treatment of periodontitis. We are also required to pay royalties on sales of MPTS to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est., relating to technology previously licensed by AHP to this third party. Royalties payable to these parties can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.


     Research and Development Expenses.  Research and development expenses
     ---------------------------------
increased to approximately $2.0 million for the three months ended March 31, 2000 compared to approximately $1.6 million in the same period in 1999, an increase of 30%. This increase of $472,000 was primarily due to costs of the scale up activities associated with the production of MPTS, our lead product candidate, which was partially off set by a reduction in phase 3 clinical trial expenses.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
increased to $962,000 for the three months ended March 31, 2000 compared to $404,000 in the same period in 1999, an increase of 138%. This increase of $558,000 is primarily due to market research activities associated with MPTS and to a lesser extent higher personnel costs and professional expenses.

     Net Interest Income (Expense).  Interest income for the three months ended
     -----------------------------
March 31, 2000 and 1999 was $347,000 and $213,000 respectively. This increase of $134,000, a 63% increase, is attributable to higher levels of cash and cash equivalents available for investment in 2000, due to the initial public offering of our common stock on March 9, 2000. Interest expense for the same periods was $9,000 and $15,000 respectively and represents interest paid on an equipment financing facility.

     Net Loss.  The net loss was approximately $2.7 million for the three months
     --------
ended March 31, 2000 compared to approximately $1.8 million for the same period in 1999, an increase of 50%. The increase reflects increases in research and development, and general and administrative expenses, offset by the increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had cash and cash equivalents of approximately $76.3 million, an increase of approximately $63.3 million from December 31 1999. On March 9, 2000, we sold 4,000,000 shares of common stock in the initial public offering and raised net proceeds of approximately $66.0 million. On April 7, 2000, we sold an additional 600,000 shares of common stock to cover underwriter over-allotments and received net proceeds of approximately $10.0 million. As of March 31, 2000, all of the proceeds from the sale of these shares has been invested in short term, investment-grade, interest-bearing securities.

     During the three months ended March 31, 2000, the net cash used in operating activities was approximately $2.2 million. This represents the net loss for the period, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

     Net cash used in investing activities for the three months ended March 31, 2000 was $82,000 for the acquisition of laboratory and computer equipment.

     We anticipate that our capital expenditures will be approximately $2.5 million for the year ending December 31, 2000, although we have no firm commitments to spend this amount. Approximately $1.8 million of this amount represents laboratory and production equipment for which we have committed to purchase approximately $967,000 as of March 31, 2000. The balance is represented by planned expenditures for laboratory and production equipment, computer equipment and furniture.

     Net cash proceeds from financing activities for the three months ended March 31, 2000 was approximately $66.0 million from the sale of 4,000,000 shares of common stock.

     In June 1999, we increased our credit facility with a bank from $750,000 to $1,750,000. The facility may be used to finance purchases of equipment, software and leasehold improvements through June 30, 2000. Borrowings under this facility bear interest at the prime rate plus 0.75%. In the three months ended March 31, 2000, we repaid the outstanding balance of $480,978 under this facility and $1,000,000 was available for future borrowings at March 31, 2000.

     We lease our corporate and research and development facilities under an operating lease expiring on September 30, 2003. We have two 5 year renewal options subject to the landlords determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The term of these lease agreements range from 18 to 65 months. Current minimum annual payments under these leases aggregate to $189,652 per year.

     We believe that our current cash position, $1,000,000 available under our credit facility and expected interest income combined with the proceeds from the sale of 600,000 shares of common stock in April 2000, will be sufficient to fund the operations and capital expenditures through 2001. Our operating expenses and capital expenditures will increase due to the manufacturing scale up and market launch of MPTS in the second half of 2001. Research and development expenditures, including clinical studies, are expected to continue at high levels as we develop new product candidates. The initiation of commercial manufacturing will require the purchase of production equipment and the hiring of additional staff to coordinate raw material suppliers and manage contract manufacturing services at multiple locations. Sales and marketing activities will require hiring and training of approximately 50 to 75 sales and marketing persons in late 2000 and early 2001. We also intend to hire additional research and development, clinical research and administrative staff.

INCOME TAXES

     As of December 31, 1999, we had approximately $20.5 million and $670,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates beginning in 2011. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. As of December 31, 1999, we had capitalized approximately $1.2 million of research and development expenses for federal income tax purposes. The Tax Reform Act of 1986 contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year or if there has been an ownership change. Any such future ownership change as described in Section 382 of the Internal Revenue Code, may limit the utilization of net operating loss and tax credit carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company believes that it is not subject to a material impact to its financial position or results of operations, relating to market risk.

                         PART II  -  OTHER  INFORMATION
                         ------------------------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

d) On March 9, 2000, the Company consummated its initial public offering (the "Offering") of its common stock, no par value (the "Common Stock") based on the registration statement relating to this offering (File No. 333-93881) which was declared effective on that date. Robertson Stephens, U. S. Bancorp Piper Jaffray and Gerard Klauer Mattison & Co., Inc. were the managing underwriters of the Offering. The Offering terminated on April 7, 2000 upon the sale of the 600,000 shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the Offering were as follows:


                              Shares            Aggregate                             Aggregate
                            Registered      Price Registered     Amount Sold         Price Sold
                         -----------------  -----------------  ----------------   -----------------
Primary Offering                 4,000,000        $72,000,000          4,000,000        $72,000,000
Overallotment Offering             600,000         10,800,000            600,000         10,800,000

The Company incurred the following expenses with respect to the Offering during the period March 9, 2000 through March 31, 2000, none which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:

                                   Underwriting
                                     Discounts                            Underwriter's
                                 and Commissions      Finders' Fees         Expenses         Other Expenses      Total Expenses
                              ---------------------  ----------------  ------------------  ------------------  ------------------
Primary Offering              $5,040,000                      $0                  $0          $967,702            $6,007,702
Overallotment Offering        $  756,000                      $0                  $0          $ 52,552            $  808,552
---------------------------------------------------------------------------------------------------------------------------------

      The net offering proceeds to the Company, from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses were $65,992,298. An estimate of how these proceeds were used by the Company during the period March 9, 2000 through March 31, 2000 is as follows:

Construction of plant, building and facilities                       $0
Purchase and installation of machinery and equipment                  0
Purchases of real estate                                              0
Acquisition of other businesses                                       0
Repayment of indebtedness                                             0
Temporary investments (money market account)                     $65,992,298

      The net offering proceeds from the April 2000 over allotment offering, to the Company after deducting the foregoing discounts, commissions, fees and expenses, were $9,991,448.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1 Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000                 /s/ Michael D. Kishbauch
-----------------------             -------------------------------------
                                    Michael D. Kishbauch
                                    President and Chief Executive Officer
                                    (Principal Executive Officer
                                    and Duly Authorized Signatory)


Date:  May 12, 2000                 /s/ James A. Ratigan
-----------------------             -------------------------------------
                                    James A. Ratigan
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary (Principal Financial
                                    Officer and Duly Authorized Signatory)

Date:  May 12, 2000                 /s/ Robert D. Haddow
-----------------------             -------------------------------------
                                    Robert D. Haddow
                                    Controller (Principal Accounting Officer
                                    and Duly Authorized Signatory)