Form 10-Q
period 2000-06-30
ORAPHARMA INC
filed 2000-08-11
CIK 1028065

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-29839

                                 ORAPHARMA, INC.
             (Exact name of registrant as specified in its charter)


                                    Delaware
                                    --------
                          (State or other jurisdiction
                        of incorporation or organization)


                                   22-3473777
                                   ----------
                                (I.R.S. Employer
                               Identification No.)

                                 732 Louis Drive
                            Warminster, Pennsylvania


                                      18974
                                      -----
                    (Address of principal executive offices)


                                  215/956-2200
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X   NO
                                    ----------

As of June 30, 2000, 13,351,349 shares of common stock were outstanding.

                                 ORAPHARMA, INC.
                                      INDEX


                                                                                Page
                                                                                ----
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements (Unaudited)                                    3

              Balance Sheets - June 30, 2000 and December 31, 1999                3

              Statements of Operations - Three months ended
              June 30, 2000 and 1999 and Six months ended June 30, 2000
              and 1999                                                            4

              Statements of Cash Flows - Six  months ended
              June 30, 2000 and 1999                                              5

              Notes to Consolidated Financial Statements                          6

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       7-9

Item 3        Quantitative and Qualitative Disclosures About Market Risk:         9

PART II.      OTHER INFORMATION                                                   10

Item 2.       Change in Securities and Use of Proceeds                            10

Item 6.       Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                        12

                          PART I FINANCIAL INFORMATION
                          ----------------------------


ITEM 1.  Financial Statements

                         ORAPHARMA, INC. AND SUBSIDIARY
                          (a development-stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                                             December 31, 1999               June 30, 2000
                                                                             -----------------               -------------
                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $ 13,073,803                 $ 82,986,691
     Prepaid expenses and other                                                       263,944                    1,207,695
     Deferred offering costs                                                          222,012
                                                                                 ------------                 ------------

         Total Current Assets                                                      13,559,759                   84,194,386

FIXED ASSETS, net                                                                     957,897                      993,472

INTANGIBLE ASSETS, net                                                                194,083                      716,803
                                                                                 ------------                 ------------

                                                                                  $14,711,739                 $ 85,904,661
                                                                                 ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Current portion of long-term debt                                           $    192,935                 $        ---
     Accounts payable                                                                 452,763                      432,388
     Accrued expenses                                                               1,420,468                    1,211,468
                                                                                 ------------                 ------------

         Total Current Liabilities                                                  2,066,166                    1,643,856
                                                                                 ------------                 ------------

LONG-TERM DEBT                                                                        288,043                          ---
                                                                                 ------------                 ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                             32,974,359                          ---
                                                                                 ------------                 ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $.001 per share, 50,000,000 shares
     authorized, 1,039,635, and 13,351,349 issued and outstanding                       1,040                       13,351
     Additional paid-in capital                                                     2,789,617                  111,872,492
     Deferred compensation                                                           (815,393)                    (708,873)
     Deficit accumulated during the development stage                             (22,592,093)                 (26,916,165)
                                                                                 ------------                 ------------

         Total stockholders' equity (deficit)                                     (20,616,829)                  84,260,805
                                                                                 ------------                 ------------

                                                                                 $ 14,711,739                 $ 85,904,661
                                                                                 ============                 ============



   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)



                                                       Three Months Ended                Six Months Ended            Period from
                                                            June 30,                         June 30,                 Inception
                                                            ---------                        --------              (August 1, 1996
                                                                                                                  through June 30,
                                                      1999            2000             1999            2000             2000
                                                      ----            ----             ----            ----             ----
OPERATING EXPENSES:
     Research and development                     $ 1,691,917      $ 1,704,106      $ 3,266,070       $ 3,749,856    $ 22,764,957
     General and administrative                       571,447        1,230,742          975,865         2,193,194       7,335,114
                                                  -----------      -----------      -----------       -----------    ------------

         Operating loss                            (2,263,364)      (2,934,848)      (4,241,935)       (5,943,050)    (30,100,071)
                                                  -----------      -----------      -----------       -----------    ------------

INTEREST INCOME, net                                  166,591        1,280,606          364,880         1,618,978       3,183,906
                                                  -----------      -----------      -----------       -----------    ------------

NET LOSS                                          $(2,096,773)     $(1,654,242)     $(3,877,055)      $(4,324,072)   $(26,916,165)
                                                  ===========      ===========      ===========       ===========    ============

BASIC AND DILUTED NET LOSS PER
        SHARE                                     $     (2.91)     $     (0.13)     $     (5.38)      $     (0.51)
                                                  ===========      ===========      ===========       ===========

SHARED USED IN COMPUTING BASIC
        AND DILUTED NET LOSS PER
        SHARE                                         719,425       13,182,640          720,250         8,555,222
                                                  ===========      ===========      ===========       ===========

PRO FORMA BASIC AND DILUTED
       NET LOSS PER SHARE                         $     (0.27)     $     (0.13)     $     (0.50)      $     (0.38)
                                                  ===========      ===========      ===========       ===========

SHARES USED IN COMPUTING PRO
       FORMA BASIC AND DILUTED NET
       LOSS PER SHARE                               7,723,420       13,182,640        7,724,255        11,378,754
                                                  ===========      ===========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY
                         ------------------------------
                          (a development-stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)


                                                                               Six Months Ended                 Period from
                                                                                   June 30,                  Inception (August
                                                                                   --------                   1, 1996) Through
                                                                                                                  June 30,
                                                                            1999               2000                 2000
                                                                            ----               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                             $(3,877,055)       $(4,324,072)         $(26,916,165)
     Adjustments to reconcile net loss to net cash used in
     operating activities--
         Depreciation and amortization                                        138,486            173,489               707,476
         Stock based compensation expense                                      11,762            131,460               548,000
         Common stock and warrants issued in connection
         with acquisition of technology                                            --             61,164               835,897
     Changes in operating assets and liabilities--
         Prepaid expenses and other                                           (79,746)          (721,739)             (985,683)
         Accounts payable                                                    (652,678)           (20,376)              432,386
         Accrued expenses                                                    (915,716)          (208,998)              789,427
                                                                          -----------        -----------          ------------

                  Net cash used in operating activities                    (5,374,947)        (4,909,072)          (24,588,662)
                                                                          -----------        -----------          ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                                    (137,149)          (181,784)           (1,584,112)
     Expenditures for intangible assets                                           --            (550,000)             (809,639)
                                                                          -----------        -----------          ------------

                  Net cash used in investing activities                      (137,149)          (731,784)           (2,393,751)
                                                                          -----------        -----------          ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                                      --                 --                915,000
     Proceeds from sale of preferred stock, net of expenses                       --                 --             33,730,563
     Proceeds from the sale of common stock and exercise of
     stock options and warrants                                               250,677         76,034,722            76,038,541
     Proceeds from PA Opportunity Grant                                       200,000                --                200,000
     Repayment of notes payable                                               (96,467)          (480,978)             (915,000)
                                                                          -----------        -----------          ------------

         Net cash provided by financing activities                            354,210         75,553,744           109,969,104
                                                                          -----------        -----------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (5,157,886)        69,912,888            82,986,691

CASH AND CASH EQUIVALENTS, beginning of period                             19,236,084         13,073,803                   --
                                                                          -----------        -----------          ------------

CASH AND CASH EQUIVALENTS, end of period                                  $14,078,198        $82,986,691          $ 82,986,691
                                                                          ===========        ===========          ============


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

                                                                    Three months ended               Six months ended
                                                                         June 30,                        June 30,
                                                                         --------                        --------

                                                                1999              2000             1999              2000
                                                                ----              -----            ----              ----
Net Loss                                                     $(2,096,773)     $(1,654,242)      $(3,877,055)      $(4,324,072)
                                                             ===========      ===========       ===========       ===========

Basic and diluted:
  Weighted-average shares of common stock outstanding            957,038       13,310,762           957,038         8,699,404
  Less: weighted average shares subject to repurchase           (237,613)        (128,122)         (236,788)         (144,182)
                                                             -----------      -----------       -----------       -----------

  Weighted-average shares used in computing basic and
   diluted net loss per share                                    719,425       13,182,640           720,250         8,555,222
                                                             ===========      ===========       ===========       ===========

  Basic and diluted net loss per share                       $     (2.91)     $     (0.13)      $     (5.38)      $     (0.51)
                                                             ===========      ===========       ===========       ===========

Pro forma:
  Shares used above                                              719,425       13,182,640           720,250         8,555,222

  Pro forma adjustment to reflect the weighted average
  effect of assumed conversion of redeemable convertible
  preferred stock                                              7,004,005              --          7,004,005         2,823,532
                                                             -----------      -----------       -----------       -----------

  Shares used in computing pro forma basic and diluted
  net loss per share                                           7,723,430       13,182,640         7,724,255        11,378,754
                                                             ===========      ===========       ===========       ===========

  Pro forma basic and diluted net loss per share             $     (0.27)     $     (0.13)      $     (0.50)      $     (0.38)
                                                             ===========      ===========       ===========       ===========


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

On March 9, 2000 we completed our initial public offering ("IPO") and sold 4,000,000 shares of our common stock to the public at $18.00 per share. Net proceeds to the Company after underwriting commission and expenses were approximately $66 million. On April 7, 2000 we sold an additional 600,000 shares of common stock to cover underwriter over-allotments and received net proceeds of approximately $10 million.

Following completion of our IPO, all of the outstanding shares of Series A,B,C and D redeemable convertible preferred stock were converted into 7,557,100 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements about the following:

 .    establishing a sales and marketing force, including related hiring and training activities: the product launch of ARESTIN(TM):
 .    our intentions regarding international collaborations: anticipated operating losses and capital expenditures: our product development efforts for ARESTIN(TM)and our other product candidates: and
 .    the status of our regulatory process for ARESTIN(TM).

When used in this Report, we intend the words "may," "believe," "anticipate," "planned," "expect," "require," "intend," "assume" and similar words to identify "forward-looking statements." Our forward-looking statements involve uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. You should not place undue reliance on our forward-looking statements. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

OVERVIEW OF ORAPHARMA'S FINANCIAL PERFORMANCE

Background

We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of locally delivered pharmaceutical products for oral healthcare. Some programs are based on our core technology which we license from American Home Products. Additional programs are based on technology which we licensed from others. With respect to our new product candidates other than ARESTIN(TM), that was previously referred to as MPTS, we have formed relationships to capitalize on our core technology and expand our expertise in formulation and development. We cannot accurately estimate either the cost of these development activities or the time when the costs will be incurred; and we are unable to predict with any certainly if they will become commercial products.

We are a development stage pharmaceutical company and have not generated revenues from product sales. We have not been profitable and since inception have incurred a cumulative net loss of approximately $ 26.9 million through June 30, 2000. These losses have resulted principally from costs incurred in research and development activities, including phase 3 clinical trials of our lead product candidate, ARESTIN(TM) and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to new product candidates will continue to increase. We also expect manufacturing, sales and marketing costs to increase as we prepare for product launch of ARESTIN(TM).

In October 1999 we completed phase 3 clinical trials for ARESTIN(TM) for the treatment of periodontitis. We filed a New Drug Application (NDA) for ARESTIN(TM) with the United States Food and Drug Administration(FDA) on February 17, 2000. The FDA accepted the NDA for review on April 21, 2000 and we are awaiting the results. Most of our revenue for the foreseeable future will depend on our ability to receive regulatory approval for, and successfully market, ARESTIN(TM). Assuming we obtain FDA approval, we intend to sell ARESTIN(TM) in the United States by deploying a sales and marketing force of 50 to 75 persons, and expect to begin hiring and training activities in late 2000. In international markets, we intend to rely on strategic relationships to market and sell ARESTIN(TM) rather than establish our own sales force.

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

At the effective date of the initial public offering on March 9, 2000, all outstanding shares of series A,B,C and D preferred stock automatically converted into an aggregate of 7,557,100 shares of common stock.

Milestone Payments, Royalties and License Fees

In April 2000, we paid American Home Products (AHP) a milestone payment of $500,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $2.5 million is due to AHP if and when we receive FDA Approval of ARESTIN(TM) for the treatment of periodontitis. We also paid AHP $250,000 and issued them 110,000 shares of our common stock at the time we entered into our license agreement in February 1997. Our license agreement with AHP also requires us to pay royalties on sales of ARESTIN(TM) and other products that are covered by the AHP patents or developed using the AHP technology.

In April 2000, we paid Gary R. Jernberg, DDS a milestone payment of $50,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $100,000 is due to Dr. Jernberg if and when we receive FDA approval of ARESTIN(TM) for the treatment of periodontitis. We are also required to pay royalties on sales of ARESTIN(TM) to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est., relating to technology previously licensed by AHP to this third party. Royalties payable to these parties can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

Research and Development Expenses.
----------------------------------
Research and development expenses were approximately $1.7 million for both the three months ended June 30, 2000 and 1999. Increased spending for scale up activities associated with the production of ARESTIN(TM), our lead product candidate, was partially off set by reduced spending for phase 3 clinical trials and new product development.

General and Administrative Expenses.
------------------------------------
General and administrative expenses increased to approximately $1.2 million for the three months ended June 30, 2000 compared to $571,000 in the same period in 1999, an increase of 115%. This increase of $659,000 was primarily due to market research activities associated with ARESTIN(TM) and to a lesser extent higher personnel costs and professional expenses.

Net Interest Income (Expense).
------------------------------
Interest income for the three months ended June 30, 2000 and 1999 was approximately $1.3 million and $180,000 respectively. This 613% increase of approximately $1.1 million was attributable to higher levels of cash and cash equivalents available for investment in 2000 and higher interest rates. The greater availability of cash and cash equivalents was due to the initial public offering of our common stock on March 9, 2000 and the overallotment sale on April 7, 2000. Interest expense for the same periods was $0.00 and $13,000 respectively and represented interest paid on an equipment financing facility.

Net Loss.
---------
The net loss was approximately $1.7 million for the three months ended June 30, 2000 compared to approximately $2.1 million for the same period in 1999, a decrease of 21%. The decrease reflected reduced spending for phase 3 clinical trials and new product development plus increased interest income. These beneficial developments were off set by increased spending for the production scale up and marketing launch of ARESTIN(TM).

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

Research and Development Expenses.
----------------------------------
Research and development expenses increased to approximately $3.7 million for the six months ended June 30, 2000 compared to approximately $3.3 million in the same period in 1999, an increase of 15%. This increase of $484,000 was primarily due to costs of new product development and the scale up activities associated with the production of ARESTIN(TM) that were partially off set by a reduction in phase 3 clinical trial expenses.

General and Administrative Expenses.
------------------------------------
General and administrative expenses increased to approximately $2.2 million for the six months ended June 30, 2000 compared to $976,000 in the same period in 1999, an increase of 125%. This increase of approximately $1.2 million was primarily due to the marketing preparation for the launch of ARESTIN(TM). The costs also included international collaboration, and to a lesser extent, higher personnel costs and professional expenses.

Net Interest Income (Expense).
------------------------------
Interest income for the six months ended June 30, 2000 and 1999 was approximately $1.6 million and $393,000 respectively. This 315% increase of approximately $1.2 million was attributable to higher levels of cash and cash equivalents available for investment in 2000 and higher interest rates. The greater availability of cash and cash equivalents was due to the initial public offering of our common stock on March 9, 2000 and the overallotment sale on April 7, 2000. Interest expense for the same periods was $9,000 and $28,000 respectively and represented interest paid on an equipment financing facility.

Net Loss.
---------
The net loss was approximately $4.3 million for the six months ended June 30, 2000 compared to approximately $3.9 million for the same period in 1999, an increase of 12%. The increase reflects increases in research and development, and general and administrative expenses, offset by the increase in interest income.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had cash and cash equivalents of approximately $83.0 million, an increase of approximately $69.9 million from December 31 1999. On March 9, 2000, we sold 4,000,000 shares of common stock in the initial public offering and raised net proceeds of approximately $66.0 million. On April 7, 2000, we sold an additional 600,000 shares of common stock to cover underwriter over-allotments and received net proceeds of approximately $10.0 million. As of June 30, 2000, all of the proceeds from the sale of these shares has been invested in short term, investment-grade, interest-bearing securities.

During the six months ended June 30, 2000, the net cash used in operating activities was approximately $4.9 million. This represents the net loss for the period, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

Net cash used in investing activities for the six months ended June 30, 2000 was $732,000. The cash was used for milestone payments on our licensing agreements plus the acquisition of laboratory and computer equipment.

We anticipate that our capital expenditures will be approximately $2.7 million for the year ending December 31, 2000, although we have no firm commitments to spend this amount. Approximately $1.8 million represents laboratory and production equipment for which we have committed to purchase approximately $1.6 million as of June 30, 2000. The balance is represented by planned expenditures for computer equipment and software, leasehold improvements and furniture.

Net cash proceeds from financing activities for the six months ended June 30, 2000 was approximately $76.0 million from the sale of 4,600,000 shares of common stock.

In June 1999, we increased our credit facility with a bank from $750,000 to $1,750,000. The facility was used to finance purchases of equipment, software and leasehold improvements through June 30, 2000. Borrowings under this facility did bear interest at the prime rate plus 0.75%. In the six months ended June 30, 2000, we repaid the outstanding balance of $480,978. This credit facility expired on June 30, 2000 and was not renewed.

We lease our corporate and research and development facilities under an operating lease expiring on September 30, 2003. We have two 5 year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 18 to 65 months. Current minimum annual payments under these leases total $189,652 per year.

We believe that our current cash position and expected interest income will be sufficient to fund our operations and capital expenditures through 2001. Our operating expenses and capital expenditures will increase due to the manufacturing scale up and market launch of ARESTIN(TM) in the second half of 2001. Research and development expenditures, including clinical studies, are expected to continue at high levels as we develop new product candidates. The initiation of commercial manufacturing will require the purchase of production equipment and the hiring of additional staff to coordinate raw material suppliers and manage contract manufacturing services at multiple locations. Sales and marketing activities will require the hiring and training of approximately 50 to 75 sales and marketing persons in late 2000 and early 2001. We also intend to hire additional research and development, clinical research and administrative staff.

INCOME TAXES

As of December 31, 1999, we had approximately $20.5 million and $670,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates beginning in 2011. These amounts reflect differences in the treatment of expenses for tax reporting and financial reporting. As of December 31, 1999, we had capitalized approximately $1.2 million of research and development expenses for federal income tax purposes. The Tax Reform Act of 1986, as amended, contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year or if there is an ownership change. Any future ownership change, such as described in Section 382 of the Internal Revenue Code, may limit the utilization of net operating loss and tax credit carryforwards.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company believes that it is not subject to a material impact to its financial position or results of operations, relating to market risk.

                           PART II - OTHER INFORMATION
                           ---------------------------




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


                                   Shares             Aggregate                           Aggregate
                                 Registered        Price Registered      Amount Sold      Price Sold
                                 ----------        ----------------      -----------      ----------
Primary Offering                 4,000,000            $72,000,000         4,000,000       $72,000,000
Overallotment Offering             600,000             10,800,000           600,000        10,800,000

The Company incurred the following expenses with respect to the Offering during the period March 9, 2000 through March 31, 2000, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:


                               Underwriting
                                 Discounts                             Underwriter's
                              and Commissions       Finders' Fees         Expenses      Other Expenses      Total Expenses
                              ---------------       -------------         --------      --------------      --------------
Primary Offering                 $5,040,000               $0                 $0          $  967,702           $6,007,702
Overallotment Offering              756,000                0                  0              52,552              808,552
                                 ----------               --                 --          ----------           ----------
                                 $5,796,000                                              $1,020,254           $6,816,254

The net offering proceeds to the Company, from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses were $75,983,746. An estimate of how these proceeds were used by the Company during the period March 9, 2000 through June 30, 2000 is as follows:

Construction of plant, building and facilities                         $0
Purchase and installation of machinery and equipment                    0
Purchases of real estate                                                0
Acquisition of other businesses                                         0
Repayment of indebtedness                                               0
Temporary investments (money market account)                        $75,983,746

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      August 11, 2000             /s/ Michael D. Kishbauch
-----      ---------------            ------------------------------------------

                                      Michael D. Kishbauch
                                      President and Chief Executive Officer
                                      (Principal Executive Officer
                                      and Duly Authorized Signatory)



Date:      August 11, 2000             /s/ James A. Ratigan
-----      ---------------            ------------------------------------------

                                      James A. Ratigan
                                      Executive Vice President, Chief Financial
                                      Officer and Secretary (Principal Financial
                                      Officer and Duly Authorized Signatory)



Date:      August 11, 2000             /s/ Robert D. Haddow
-----      ---------------            ------------------------------------------

                                      Robert D. Haddow
                                      Controller (Principal Accounting Officer and Duly Authorized Signatory)