Form 10-Q
period 2000-09-30
ORAPHARMA INC
filed 2000-11-09
CIK 1028065

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO
                                     --------------

As of November 6, 2000, 13,409,599 shares of common stock were outstanding.

                                ORAPHARMA, INC.
                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                                                      3

              Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                3

              Consolidated Statements of Operations - Three months ended September 30, 2000
              and 1999 and Nine months ended September 30, 2000 and 1999                            4

              Consolidated Statements of Cash Flows - Nine months ended September 30, 2000
              and 1999                                                                              5

              Notes to Consolidated Financial Statements                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                 7-9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                            9

PART II.      OTHER INFORMATION                                                                     10

Item 2.       Change in Securities and Use of Proceeds                                              10

Item 6.       Exhibits and Reports on Form 8-K                                                      11

SIGNATURES                                                                                          12

                         PART I FINANCIAL INFORMATION
                         ----------------------------


ITEM 1.  Financial Statements

                        ORAPHARMA, INC. AND SUBSIDIARY
                         (a development-stage company)

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                           December 31, 1999      September 30, 2000
                                                                           -----------------      ------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 13,073,803           $ 80,412,200
  Prepaid expenses and other                                                       263,944              1,791,875
  Deferred offering costs                                                          222,012                      -
                                                                              ------------           ------------

     Total Current Assets                                                       13,559,759             82,204,075

FIXED ASSETS, net                                                                  957,897              1,420,247

INTANGIBLE ASSETS, net                                                             194,083                689,825
                                                                              ------------           ------------

                                                                              $ 14,711,739           $ 84,314,147
                                                                              ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt                                           $    192,935           $          -
  Accounts payable                                                                 452,763              1,043,295
  Accrued expenses                                                               1,420,468              1,163,717
                                                                              ------------           ------------

     Total Current Liabilities                                                   2,066,166              2,207,012
                                                                              ------------           ------------

LONG-TERM DEBT                                                                     288,043                      -
                                                                              ------------           ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                          32,974,359                      -
                                                                              ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001 per share, 50,000,000 shares authorized, 1,039,635, and 13,381,187 issued and
    outstanding at December 31, 1999 and September 30, 2000                          1,040                 13,381
    respectively
  Additional paid-in capital                                                     2,789,617            111,903,309
  Deferred compensation                                                           (815,393)              (655,612)
  Deficit accumulated during the development stage                             (22,592,093)           (29,153,943)
                                                                              ------------           ------------

     Total stockholders' equity (deficit)                                      (20,616,829)            82,107,135
                                                                              ------------           ------------

                                                                              $ 14,711,739           $ 84,314,147
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

                        ORAPHARMA, INC. AND SUBSIDIARY
                        ------------------------------
                         (a development-stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                                                                          Period from
                                                 Three Months Ended             Nine Months Ended       Inception (August
                                                   September 30,                  September 30,          1, 1996) through
                                                   ------------                   -------------
                                                                                                          September 30,
                                                1999            2000           1999           2000              2000
                                                ----            ----           ----           ----              ----
OPERATING EXPENSES:
   Research and development                  $ 2,628,073     $ 1,787,621    $ 5,894,143    $ 5,537,477      $ 24,552,578
   General and administrative                    444,772       1,789,420      1,420,637      3,982,614         9,124,534
                                             -----------     -----------    -----------    -----------      ------------

          Operating loss                      (3,072,845)     (3,577,041)    (7,314,780)    (9,520,091)      (33,677,112)
                                             -----------     -----------    -----------    -----------      ------------

INTEREST INCOME , net                            148,291       1,339,263        513,171      2,958,241         4,523,169
                                             -----------     -----------    -----------    -----------      ------------

NET LOSS                                     $(2,924,554)    $(2,237,778)   $(6,801,609)   $(6,561,850)     $(29,153,943)
                                             ===========     ===========    ===========    ===========      ============

BASIC AND DILUTED NET LOSS PER
   SHARE                                     $     (3.81)    $     (0.17)   $     (9.37)   $     (0.65)
                                             ===========     ===========    ===========    ===========
SHARES USED IN COMPUTING BASIC
   AND DILUTED NET LOSS PER
   SHARE                                         768,319      13,255,136        725,998     10,120,382
                                             ===========     ===========    ===========    ===========
PRO FORMA BASIC AND DILUTED
   NET LOSS PER SHARE                        $     (0.38)    $     (0.17)   $     (0.88)   $     (0.55)
                                             ===========     ===========    ===========    ===========

SHARES USED IN COMPUTING PRO
   FORMA BASIC AND DILUTED NET
   LOSS PER SHARE                              7,772,324      13,255,136      7,730,003     11,995,867
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

                        ORAPHARMA, INC. AND SUBSIDIARY
                        ------------------------------
                         (a development-stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)


                                                                                                    Period from
                                                                      Nine Months Ended          Inception (August
                                                                        September 30,             1, 1996) Through
                                                                        -------------
                                                                                                   September 30,
                                                                   1999               2000                2000
                                                                   ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                     $(6,801,609)       $(6,561,850)        $(29,153,943)
  Adjustments to reconcile net loss to net cash used in
   operating activities-
     Depreciation and amortization                                 210,288            297,567              831,554
     Stock based compensation expense                               17,643            184,721              601,261
     Common stock and warrants issued in
      connection with acquisition of technology                          -             61,164              835,897

  Changes in operating assets and liabilities -
     Prepaid expenses and other                                   (116,312)        (1,305,919)          (1,569,863)
     Accounts payable                                             (780,301)           590,532            1,043,294
     Accrued expenses                                             (786,981)          (256,751)             741,674
                                                               -----------        -----------         ------------

       Net cash used in operating activities                    (8,257,272)        (6,990,536)         (26,670,126)
                                                               -----------        -----------         ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                            (169,788)          (705,660)          (2,107,988)
  Expenditures for intangible assets                                     -           (550,000)            (809,639)
                                                               -----------        -----------         ------------

       Net cash used in investing activities                      (169,788)        (1,255,660)          (2,917,627)
                                                               -----------        -----------         ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                -                  -              915,000
  Proceeds from sale of preferred stock, net of
   expenses                                                              -                  -           33,730,563
  Proceeds from the sale of common stock and
   exercise of stock options and warrants                          160,998         76,065,571           76,069,390
  Proceeds from PA Opportunity Grant                               200,000            -     -              200,000
  Repayment of notes payable                                      (144,702)          (480,978)            (915,000)
                                                               -----------        -----------         ------------

     Net cash provided by financing activities                     216,296         75,584,593          109,999,953
                                                               -----------        -----------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (8,210,764)        67,338,397           80,412,200

CASH AND CASH EQUIVALENTS, beginning of period                  19,236,084         13,073,803                    -
                                                               -----------        -----------         ------------

CASH AND CASH EQUIVALENTS, end of period                       $11,025,320        $80,412,200         $ 80,412,200
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

2. Net Loss Per Common Share

The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No.
98. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, give effect to the conversion of redeemable convertible preferred stock that automatically converted to common stock upon the closing of the Company's initial public offering ("IPO"), from the original date of issuance.

                                                                   Three months ended            Nine months ended
                                                                      September 30,                 September 30,
                                                                      -------------                 -------------

                                                                  1999            2000          1999           2000
                                                                  ----            ----          ----           ----
Net Loss                                                      $(2,924,554)    $(2,237,778)  $(6,801,609)    $(6,561,850)
                                                              ===========     ===========   ===========     ===========

Basic and diluted:
  Weighted-average shares of common stock outstanding             957,038      13,360,125       957,038      10,258,863
  Less: weighted average shares subject to repurchase            (188,719)       (104,989)     (231,040)       (138,481)
                                                              -----------     -----------   -----------     -----------

  Weighted-average shares used in computing basic and
    diluted net loss per share                                    768,319      13,255,136       725,998      10,120,382
                                                              ===========     ===========   ===========     ===========

  Basic and diluted net loss per share                        $     (3.81)    $     (0.17)  $     (9.37)    $     (0.65)
                                                              ===========     ===========   ===========     ===========

 Pro forma:
  Shares used above                                               768,319      13,255,136       725,998      10,120,382

  Pro forma adjustment to reflect the weighted average
    effect of assumed conversion of redeemable convertible
    preferred stock                                             7,004,005               -     7,004,005       1,875,485
                                                              -----------     -----------   -----------     -----------

  Shares used in computing pro forma basic and diluted
    net loss per share                                          7,772,324      13,255,136     7,730,003      11,995,867
                                                              ===========     ===========   ===========     ===========

  Pro forma basic and diluted net loss per share              $     (0.38)    $     (0.17)  $     (0.88)    $     (0.55)
                                                              ===========     ===========   ===========     ===========

We have excluded all outstanding redeemable convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The pro forma calculations exclude outstanding stock options and warrants, and shares subject to repurchase as they are antidilutive for all applicable periods presented.

3. Stockholders' Equity

In February 2000, we effected a 1 for 2 reverse stock split of all outstanding common and preferred stock and increased the number of authorized shares of common stock to 50,000,000. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse stock split.

On March 9, 2000 we completed our IPO and sold 4,000,000 shares of our common stock to the public at $18.00 per share. Net proceeds to the Company after underwriting commission and expenses were approximately $66.0 million. On April 7, 2000 we sold an additional 600,000 shares of common stock to cover underwriter over-allotments and received net proceeds of approximately $10.0 million.

Following completion of our IPO, all of the outstanding shares of Series A, B, C and D redeemable convertible preferred stock were converted into 7,557,100 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations as well as information contained elsewhere in this Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements about the following:

 .  establishing a sales and marketing force, including related hiring and training activities;
 .  the product launch of ARESTIN(TM);
 .  our intentions regarding international collaborations;
 .  anticipated operating losses and capital expenditures;
 .  our product development efforts for ARESTIN(TM) and our other product candidates; and
 .  the status of our regulatory process for ARESTIN(TM).

When used in this Report, we intend the words "may", "believe," "anticipate," "planned," "expect," "require," "intend," "assume" and similar words to identify "forward-looking statements." These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. Such risks and uncertainties include the possible failure of clinical trials for our product candidates; our ability to successfully market product candidates; our ability to achieve milestones on which licensed rights to commercialize ARESTIN(TM) are dependent; the prospect of continued losses by us; and our dependence on sole-source suppliers for the production of ARESTIN(TM). You should not place undue reliance on our forward-looking statements. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements.

OVERVIEW OF ORAPHARMA'S FINANCIAL PERFORMANCE

Background

We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of locally delivered pharmaceutical products for oral healthcare. Some programs are based on our core technology that we license from American Home Products. Additional programs are based on technology that we license from others. With respect to our new product candidates, other than ARESTIN(TM), we have formed relationships to capitalize on our core technology and expand our expertise in formulation and development. We cannot accurately estimate either the cost of these development activities or the time when the costs will be incurred, and we are unable to predict with any certainty if they will become commercial products.

We are a development stage pharmaceutical company and have not generated revenues from product sales. We have not been profitable and since inception have incurred a cumulative net loss of approximately $ 29.2 million through September 30, 2000. These losses have resulted principally from costs incurred in research and development activities, including phase three clinical trials of our lead product candidate, ARESTIN(TM), and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to new product candidates will continue to increase. We also expect manufacturing, sales and marketing costs to increase as we prepare for the product launch of ARESTIN(TM).

In October 1999 we completed phase three clinical trials for ARESTIN(TM) for the adjunct treatment of periodontitis. We filed a New Drug Application (NDA) for ARESTIN(TM) with the United States Food and Drug Association (FDA) on February 17, 2000. The FDA accepted the NDA for review on April 21, 2000 and we are awaiting the results of this review. Most of our revenue for the foreseeable future will depend on our ability to receive regulatory approval for, and successfully market, ARESTIN(TM). Assuming we obtain FDA approval, we intend to sell ARESTIN(TM) in the United States by deploying a sales and marketing force of 50 to 75 persons, and expect to begin hiring and training activities in late 2000 and early 2001. In international markets, we intend to rely on strategic relationships to market and sell ARESTIN(TM) rather than establish our own sales force.

Equity Financings

We have financed our operations primarily with the net proceeds generated from the issuance of common and redeemable convertible preferred stock. From our inception in August 1996 through December 31, 1999, we received net proceeds of approximately $33.0 million from the sale of redeemable convertible preferred stock.

On March 9, 2000 we sold 4,000,000 shares of common stock in connection with our initial public offering and received net proceeds of approximately $66.0 million. On April 7, 2000, we sold an additional 600,000 shares to cover underwriters' over-allotments and received net proceeds of approximately $10.0 million.

At the effective date of the initial public offering on March 9, 2000, all outstanding shares of series A, B, C and D preferred stock automatically converted into an aggregate of 7,557,100 shares of common stock.

Milestone Payments, Royalties and License Fees

In April 2000, we paid American Home Products (AHP) a milestone payment of $500,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $2.5 million is due to AHP if and when we receive FDA approval of ARESTIN(TM) for the treatment of periodontitis. We also paid AHP $250,000 and issued it 110,000 shares of our common stock at the time we entered into our license agreement in February 1997. Our license agreement with AHP also requires us to pay royalties on sales of ARESTIN(TM) and other products that are covered by the AHP patents or developed using the AHP technology.

In April 2000, we paid Gary R. Jernberg, DDS a milestone payment of $50,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $100,000 is due to Dr. Jernberg if and when we receive FDA approval of ARESTIN(TM) for the adjunct treatment of periodontitis. We are also required to pay royalties on sales of ARESTIN(TM) to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est., relating to technology previously licensed by AHP to this third party. Royalties payable to these parties can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

Research and Development Expenses.
---------------------------------
Research and development expenses decreased to approximately $1.8 million for the three months ended September 30, 2000 compared to approximately $2.6 million in the same period in 1999, a decrease of 32%. This decrease of $800,000 was primarily due to the reduction of spending for phase three clinical trials that was partially offset by increased spending for new product development and scale-up activities associated with production of ARESTIN(TM).

General and Administrative Expenses.
-----------------------------------
General and administrative expenses increased to approximately $1.8 million for the three months ended September 30, 2000 compared to $445,000 in the same period in 1999, an increase of 302%. This increase of approximately $1.4 million was primarily due to sales and marketing activities associated with the planned launch of ARESTIN(TM) and to a lesser extent higher personnel costs and professional expenses.

Net Interest Income (Expense).
-----------------------------
Interest income increased to approximately $1.3 million for the three months ended September 30, 2000 compared to $161,000 in the same period in 1999, an increase of 732%. This increase of approximately $1.2 million was attributable to higher levels of cash and cash equivalents available for investment in 2000 and higher interest rates. The greater availability of cash and cash equivalents was due to the initial public offering of our common stock on March 9, 2000 and the over-allotment sale on April 7, 2000. Interest expense for the same periods was $0.00 and $13,000 respectively and represented interest paid on an equipment financing facility.

Net Loss.
--------
Net loss decreased to approximately $2.2 million for the three months ended September 30, 2000 compared to approximately $2.9 million for the same period in 1999, a decrease of 23%. This $700,000 decrease reflects reduced spending for phase three clinical trials and increased interest income. These beneficial developments were partially offset by increased spending for sales, marketing and production scale-up of ARESTIN(TM) and increased spending for new product development.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

Research and Development Expenses.
---------------------------------
Research and development expenses decreased to approximately $5.5 million for the nine months ended September 30, 2000 compared to approximately $5.9 million in the same period in 1999, a decrease of 6%. This decrease of $400,000 was primarily due to reduced spending for phase three clinical trials that was partially offset by increased spending for new product development and scale-up activities associated with production of ARESTIN(TM).

General and Administrative Expenses.
-----------------------------------
General and administrative expenses increased to approximately $4.0 million for the nine months ended September 30, 2000 compared to approximately $1.4 million in the same period in 1999, an increase of 180%. This increase of approximately $2.6 million was primarily due to increased spending for sales and marketing activities associated with the planned market launch of ARESTIN(TM) and to a lesser extent higher personnel costs and professional expenses.

Net Interest Income (Expense).
-----------------------------
Interest income increased to approximately $3.0 million for the nine months ended September 30, 2000 compared to $553,000 in the same period in 1999, an increase of 437%. This increase of approximately $2.4 million was attributable to higher levels of cash and cash equivalents available for investment in 2000 and higher interest rates. The greater availability of cash and cash equivalents was due to the initial public offering of our common stock on March 9, 2000 and the over-allotment sale on April 7, 2000. Interest expense for the same periods was $9,000 and $40,000 respectively and represented interest paid on an equipment financing facility.

Net Loss.
--------
The net loss decreased to approximately $6.6 million for the nine months ended September 30, 2000 compared to approximately $6.8 million for the same period in 1999, a decrease of 5%. This decrease of $200,000 was primarily due to reduced spending for phase three clinical trials and increased interest income. These beneficial developments were partially offset by increased spending for sales, marketing, the production scale-up of ARESTIN(TM) and increased spending for new product development.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had cash and cash equivalents of approximately $80.4 million, an increase of approximately $67.4 million from December 31, 1999. On March 9, 2000, we sold 4,000,000 shares of common stock in the initial public offering and raised net proceeds of approximately $66.0 million. On April 7, 2000, we sold an additional 600,000 shares of common stock to cover underwriter over-allotments and received net proceeds of approximately $10.0 million. As of September 30, 2000, all of the proceeds from the sale of these shares are invested in short term, investment-grade, interest-bearing securities.


During the nine months ended September 30, 2000, the net cash used in operating activities was approximately $7.0 million. This represents the net loss for the period, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities as set forth in the statements of cash flows.

Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $1.3 million. The cash was used for milestone payments on our licensing agreements plus the acquisition of production and computer equipment.

We anticipate that our capital expenditures will be approximately $2.6 million for the year ending December 31, 2000. Approximately $1.7 million will be spent on laboratory and production equipment, $800,000 on computer equipment and software and the balance on leasehold improvements and furniture. The company has also committed to expenditures of approximately $2.0 million for leasehold improvements at the facility of the contractor who will manufacture ARESTIN(TM). Payments will be disbursed over a six-month period ending on or about March 31, 2001.

Net cash proceeds from financing activities for the nine months ended September 30, 2000 was approximately $76.0 million from the sale of 4,600,000 shares of common stock.

In June 1999, we increased our credit facility with a bank from $750,000 to $1,750,000. The facility was used to finance leasehold improvements and purchases of equipment and software through June 30, 2000. Borrowings under this facility bore interest at the prime rate plus 0.75%. On March 29, 2000 we repaid the outstanding balance of $480,978. This credit facility expired on June 30, 2000 and was not renewed.

We lease our corporate and research and development facilities under an operating lease expiring on September 30, 2003. We have two 5 year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 18 to 65 months. Current minimum annual payments for both the real and personal property leases total $190,010 per year.

We believe that our current cash position and expected interest income will be sufficient to fund our operations and capital expenditures through 2001. Our operating expenses and capital expenditures will increase due to the manufacturing scale-up and planned market launch of ARESTIN(TM) in the first half of 2001. Research and development expenditures, including clinical studies, are expected to continue at high levels as we develop new product candidates. The initiation of commercial manufacturing will require the purchase of production equipment and the hiring of additional staff to coordinate raw material suppliers and manage contract manufacturing services at multiple locations. Sales and marketing activities will require the hiring and training of approximately 50 to 75 sales and marketing persons in late 2000 and early 2001. We also intend to hire additional research and development, clinical research and administrative staff.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company believes that it is not subject to a material impact to its financial position or results of operations, relating to market risk. $79,642,525, which includes net proceeds of $75,983,746 from the IPO, are invested in a money market account currently earning 6.50%. A decline in prevailing interest rates would reduce the Company's interest income accordingly. The Company has not entered into any arrangements to offset such risk.

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


                            Shares       Aggregate                    Aggregate
                          Registered  Price Registered  Amount Sold  Price Sold
                          ----------  ----------------  -----------  -----------

Primary Offering           4,000,000       $72,000,000    4,000,000  $72,000,000
Overallotment Offering       600,000        10,800,000      600,000   10,800,000

The Company incurred the following expenses with respect to the Offering during the period March 9, 2000 through March 31, 2000, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company and no further expenses have been incurred:

                               Underwriting
                                Discounts                        Underwriter's
                             and Commissions    Finders' Fees      Expenses      Other Expenses    Total Expenses
                             ---------------    -------------      --------      --------------    -------------
Primary Offering               $5,040,000         $      -         $       -       $  967,702        $6,007,702

Overallotment Offering            756,000                -                 -           52,552           808,552
                               ----------         --------         ---------       ----------        ----------
                               $5,796,000         $      -         $       -       $1,020,254        $6,816,254
                               ==========         ========         =========       ==========        ==========

The net offering proceeds to the Company from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through September 30, 2000 we have been using cash on hand prior to the IPO that allowed us to invest the net proceeds raised as follows:

Construction of plant, building and facilities                   $         -
Purchase and installation of machinery and equipment                       -
Purchases of real estate                                                   -
Acquisition of other businesses                                            -
Repayment of indebtedness                                                  -
Temporary investments (money market account)                     $75,983,746

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 9, 2000          /s/ Michael D. Kishbauch
----     ------------------        ------------------------------------------

                                   Michael D. Kishbauch
                                   President and Chief Executive Officer
                                   (Principal Executive Officer
                                   and Duly Authorized Signatory)



Date:    November 9, 2000          /s/ James A. Ratigan
----     ------------------        ------------------------------------------

                                   James A. Ratigan
                                   Executive Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                                   Officer and Duly Authorized Signatory)



Date:    November 9, 2000          /s/ Robert D. Haddow
----     ------------------        ------------------------------------------

                                   Robert D. Haddow
                                   Controller (Principal Accounting Officer and Duly Authorized Signatory)

                                 EXHIBIT INDEX

27.1  FINANCIAL DATA SCHEDULE