Form 10-K405
period 2000-12-31
ORAPHARMA INC
filed 2001-03-27
CIK 1028065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered pursuant to Section 12(g) of
                                   the Act:

                        Common Stock, $0.001 par value
      ------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes: X      No: ___
                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 6, 2001, as reported by The Nasdaq Stock Market, was approximately $80,134,031 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

     The number of shares of the registrant's common stock, $0.001 par value, issued and outstanding as of March 6, 2000, was 13,460,766.

     Documents incorporated by reference:

     Part III, Items 10, 11, 12 and 13 of this report are incorporated by reference to the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on June 14, 2001.

                               TABLE OF CONTENTS


             Item                                                                                      Page
             ----                                                                                      ----
PART I       1. Business                                                                                  3

             2. Properties                                                                               18

             3. Legal Proceedings                                                                        18

             4. Submission of Matters to a Vote of Security Holders                                      18

             4A. Executive Officers of the Registrant                                                    18

PART II      5. Market for the Company's Common Equity and Related Stockholder Matters                   19

             6. Selected Consolidated Financial Data                                                     20

             7. Management's Discussion and Analysis of Financial Condition and Results of Operations    21

             7A. Quantitative and Qualitative Disclosures About Market Risk                              25

             8. Financial Statement and Supplementary Data                                               25

             9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure      25

PART III     10. Director and Executive Officers of the Company                                          26

             11. Executive Compensation                                                                  26

             12. Security Ownership of Certain Beneficial Owners and Management                          26

             13. Certain Relationships and Related Transactions                                          26

PART IV      14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        27

SIGNATURES                                                                                               28

EXHIBIT INDEX                                                                                            30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                              F-1

                                    PART I

ITEM 1.        BUSINESS

Introduction

         OraPharma is a specialty pharmaceutical company that is engaged in discovering, developing, and commercializing pharmaceutical products for oral health care. In February 2001, we received approval from the U.S. Food and Drug Administration ("FDA") to market our first product Arestin(TM). Arestin(TM) is a locally administered antibiotic indicated for the adjunctive treatment of adult periodontitis, following a mechanical procedure known as scaling and root planing. Our Phase 3 clinical trials demonstrated that Arestin(TM) significantly reduced the depth of periodontal pockets compared to scaling and root planning alone. We intend to begin marketing Arestin(TM) in the United States ("U.S.") in April 2001, using our sales force, which we have hired and trained. Our sales force will be selling Arestin(TM) directly to periodontists and dentists. In December 2000, we submitted a Marketing Authorization Application to obtain approval to market Arestin(TM) in Sweden. In accordance with the European mutual recognition procedure, we plan to use Sweden as the rapporteur country in order to gain approval to market Arestin(TM) throughout the European Union.

         Our other product candidates, which are in earlier stages of development, include a compound for the treatment of oral mucositis, a complication of cancer therapy; an agent for bone and tissue regeneration; a second treatment approach for periodontitis as a follow-on to Arestin(TM); and a dental trauma treatment using Arestin(TM). We are directing our research and development programs at further establishing a presence in oral health care pharmaceuticals and expanding the use of our core technology.

Oral Care Pharmaceuticals Market

         We have targeted our oral care pharmaceutical development program to include dental and other oral conditions. The Health Care Financing Administration projects that dental services became an industry of approximately $60 billion in the year 2000, growing from $13 billion in 1980. Other oral conditions, including soft-tissue and non-dental diseases, further expand the market. Oral care pharmaceuticals comprise what we believe is a rapidly emerging segment of this overall market.

         There are a number of important factors driving the emergence of oral care pharmaceuticals, including:

            . Increased demand for oral health services. The number of oral exams in the U.S. has nearly doubled from 131 million in 1979 to 256 million in 1997 according to the American Dental Association ("ADA"). We believe this increase in patient visits was driven by factors such as an aging population, heightened awareness about the benefits of good oral health, increased desire for new services, including cosmetic services, and improved reimbursement. We believe that oral care pharmaceuticals are likely to benefit from the rapid growth of the overall oral health care industry.

            . Opportunities for locally delivered oral care pharmaceuticals. Many pharmaceutical compounds already exist to treat the rising number of oral conditions that oral health care professionals must address. However, many of these drugs are in the form of pills, injections, creams or ointments that are not optimal for delivery into the oral cavity. As these compounds are reformulated, we believe the demand for oral care pharmaceuticals will increase.

            . Changing treatment approaches. Dentists and other oral health care professionals are treating an aging patient base with increasingly complicated medical histories. This complexity is forcing oral health care professionals to move beyond mechanical interventions and become better informed about physiological causes and medical treatments for oral conditions. Further, this emphasis on understanding disease processes is extending to oral conditions beyond tooth decay and periodontal disease, such as oral cancer diagnosis, treatment of pre-cancerous lesions, xerostomia (severe "dry mouth conditions") and oral mucositis.

            . Oral conditions complicating treatment of other diseases. Oral diseases such as xerostomia and oral mucositis are serious complications for cancer patients receiving chemotherapy and head and neck radiation therapy. As more potent chemotherapeutic agents have emerged, these conditions are increasingly limiting tolerable doses and, ultimately, a patient's response to treatment. We believe oral care pharmaceuticals may be able to help treat or prevent some of these conditions.

            . Suspected links between oral health and systemic health. Many researchers are actively studying relationships between oral health and medical problems elsewhere in the human body. For example, recent studies suggest that patients with periodontal disease are at higher risk for cardiovascular disease and diabetes. These same studies suggest that periodontitis may contribute to low infant birth weight. In addition, the National Institutes of Health made oral health an area of focus in 2000.

            . Increased focus on time-efficient treatments. While the demand for oral health care services is increasing, the supply of professionals has not kept pace. An important implication of this supply and demand imbalance is the growing need to minimize patient time in offices, which places a premium on more time-efficient chair-side treatments. An increasing number of pharmaceuticals, such as Arestin(TM), are being developed to offer oral health care professionals faster solutions for treating patients.

Business Strategy

         We believe that oral care pharmaceuticals is a rapidly emerging field and presents an opportunity for us to become a leader in the development and marketing of pharmaceutical products for the treatment of oral diseases and disorders. Key elements of our business strategy to achieve this objective include:

         Focusing initially on the commercialization of Arestin(TM).

         Using our own direct sales and marketing organization. We have built an internal field sales and marketing organization consisting of 63 professionals as of March 6, 2001, who will sell and promote Arestin(TM) in the U.S directly to periodontists and dentists who treat adult periodontitis. We believe we can effectively sell Arestin(TM) within the United States by targeting a concentrated group of oral care specialists. Outside of the United States, and for product candidates targeted at markets with larger practitioner populations, we intend to pursue strategic relationships to market and sell our product candidates.

         Identifying and capitalizing on promising product candidate categories. We select pharmaceutical product categories that we believe can improve treatment by providing enhanced therapeutic and economic benefits, and improved convenience to patients, professionals and payors. As an outgrowth of this approach, we focus primarily on product candidates and formulations that are administered chair-side. The chair-side approach allows the professional to retain control of the patient's treatment, thereby avoiding concerns about compliance, in contrast to pharmacy-dispensed drugs. The chair-side approach also provides the professional a revenue incentive.

         Focusing on product candidates with known pharmaceutical and clinical activity and low technical risk. We emphasize product candidates that treat serious diseases or conditions of the oral cavity where the compound is well characterized and the biological and pharmaceutical role of the drug substance is well understood. For example, minocycline, the active ingredient in Arestin(TM), is an FDA-approved drug that has been available for over twenty years. To reduce the high cost and risks associated with conducting basic research on new chemical entities, we evaluate readily available compounds that can be reformulated for application in the oral cavity and generally have a known safety and efficacy profile. We believe this approach will result in faster drug development.

         Leveraging our core technology. Our initial focus is to identify product opportunities and product candidates directed at oral care that can leverage our core technology. Our core technology is compatible with a wide variety of drug types, from simple compounds to proteins. We believe that our core technology has broad application both inside and outside the oral cavity.

         Leveraging product development expertise. We believe that we can leverage our significant formulation development and clinical trial management expertise by in-licensing or acquiring new product candidates and technologies, which we will develop to further establish a presence in oral care pharmaceuticals, and possibly expand into non-oral health applications, primarily through out-licensing agreements.

Product and Product Candidates Summary

         The following chart contains information regarding our product candidates:


   Therapeutic Indication          Product or Product Candidate    Development Status               Licensors/Research Institutions
   ----------------------          ----------------------------    ------------------               -------------------------------
Periodontitis/Pocket-depth         Arestin(TM)                   FDA approved; anticipated     American Home Products
   Reduction                                                     to launch April 2001

Oral Mucositis                     OC-1012                       Preclinical                   Brigham and Women's Hospital/
                                                                                               Mucosal Therapeutics

Bone Regeneration                  OC-1016                       Preclinical                   Children's Medical Center Corporation

Periodontitis/Anti-inflammatory        -                         Preclinical                   University of North Carolina -
                                                                                               Chapel Hill

Traumatic Tooth Injury             Arestin(TM)                   Preclinical                   University of North Carolina -
                                                                                               Chapel Hill

Arestin(TM) for the Treatment of Periodontitis

Periodontitis and Market

         Periodontitis, a condition caused by plaque build-up on teeth, is characterized by the progressive, chronic infection and inflammation of the gums and surrounding tissue. In its mildest form, the disease is termed gingivitis, which is accompanied by swollen, bleeding gums. When gingivitis is not controlled, the disease often progresses to periodontitis. This chronic infection and inflammation causes destruction of a tooth's supporting structures, primarily bone and periodontal ligament, and results in the formation of spaces between the gums and teeth, or periodontal pockets.

         An average case of periodontitis affects three to four teeth, according to The Journal of Periodontology. Our estimates suggest that the average periodontal patient has 12 periodontal pockets. These periodontal pockets provide a site for the accumulation of disease-causing bacteria. With increasing depth of the pocket, bacterial plaque becomes less accessible to typical oral hygiene practices, such as brushing and flossing, and routine dental procedures, such as checkups and cleanings. Beyond a depth of 4mm, brushing and bacterial mouth rinses, which may be effective in treating gingivitis, cannot reach the base of the pocket and the bacteria that cause the disease. A pocket depth of 5mm to 7mm constitutes moderate periodontitis and a pocket depth of greater than 7mm constitutes severe periodontitis. The destructive process will continue at the base of the pocket in spite of the continuing use of effective oral hygiene unless treated by an oral care professional. If left untreated, periodontitis will continue to progress and eventually lead to tooth and bone loss.

         Periodontitis has no known cure and is the most common cause of adult tooth loss. According to published reports citing the ADA, approximately 50 million Americans have periodontal disease and less than 20% of that population are currently receiving treatment. Along with this widespread prevalence, the ADA estimated that in 1990, oral care professionals completed approximately 14 million treatment procedures for periodontitis. According to industry sources, the U.S. population spends more than $6.0 billion per year on products and services to treat periodontitis.

         Effective treatment consists of the elimination of bacteria from, and reduction of the depth of, periodontal pockets. Effective treatment is possible only through periodic professional intervention. The most common treatment is a mechanical procedure, scaling and root planing, used to remove accumulated plaque above and below the gumline, and may require the oral care professional to anesthetize the gums. A patient's typical course of treatment involves two scaling and root planing procedures annually. For more serious cases, treatment may include various forms of gum surgery. These procedures are painful, may increase gum recession and root sensitivity and may compromise aesthetics. These treatments are seldom curative because the bacteria typically return and the infection recurs. In an attempt to stabilize the disease progression, oral care professionals generally place patients on maintenance programs that involve frequent follow-up for evaluation and ongoing scaling and root planing.

         Systemic antibiotics have occasionally been used in conjunction with scaling and root planing to treat periodontitis. However, concerns over side effects and drug resistance have prompted the search for alternatives. Several therapeutics have been approved by the FDA for the treatment of periodontitis. Arestin(TM) was approved in February 2001, and the following three therapeutics were introduced in the U.S. in 1998:

         . Atridox, a biodegradable gel that delivers the antibiotic doxycycline into periodontal pockets. Atridox is a product consisting of a powder and a gel that must be refrigerated and then mixed immediately prior to use. Mixing involves manually pumping the powder and gel 100 times between two interconnected syringes. After mixing, the practitioner draws the product into one syringe, removes the other syringe and replaces it with an application tip. The product is then injected into the periodontal pockets. The practitioner is then instructed to cover those pockets filled with Atridox with either a periodontal dressing or a dental adhesive. FDA-approved labeling also specifies that the patient should not brush any treated areas for seven days.

         . PerioChip, a sustained-release biodegradable collagen chip containing chlorhexidine, an anti-microbial, which is released over seven to 10 days. A chip is inserted into each periodontal pocket by the practitioner. FDA-approved labeling limits each treatment to eight chips, and the product must be refrigerated before use. FDA labeling also indicates that mild to moderate sensitivity is normal during the first week after placement, and patients are advised to promptly notify the practitioner if a chip dislodges.

         . Periostat, a 20 mg systemic doxycycline capsule taken orally twice daily for up to nine months. The dosage is not intended to be sufficient for an antibiotic effect, but is intended to suppress collagenase, an enzyme that causes tissue destruction. The product is a prescription drug, not a chair-side treatment.

         Like Arestin(TM), PerioChip and Periostat are indicated for use in conjunction with scaling and root planing, the standard of treatment adopted by oral care professionals. Atridox is indicated as a stand-alone treatment for periodontitis.

Arestin(TM) Treatment Approach and Core Technology

         Arestin(TM) uses our core technology and consists of a drug that is prepackaged in a specially designed dispenser tip. The drug substance is specially formulated into microspheres. Microspheres are small particles consisting of the active drug ingredient, minocycline, which is distributed in a bioresorbable polymer. When Arestin(TM) is administered, the polymer begins to slowly dissolve thereby releasing minocycline at a sustained rate for at least 14 days. As the polymer dissolves, it is bioresorbed, that is, it chemically breaks down into components that are excreted from the body.

         The polymer, PGLA, or poly (glycolide-co-dl-lactide), has three functions: to control the rate of drug release, to provide adhesion in the periodontal pocket and to stabilize the active drug. Polymers of this type have a long history of use in medical devices such as sutures and in other drug-delivery systems.

         We chose minocycline as the active ingredient because:

            . its antibiotic profile places it among the most effective agents against the pathogens associated with periodontitis; and

            . it promotes gum reattachment through alteration of tooth root surface chemistry.

         The Arestin(TM) microspheres are in a dry powder form, and are packaged in a small disposable tip that attaches to a specially designed autoclaveable handle. To administer Arestin(TM), the oral care professional removes the disposable tip from its package and simply connects the tip to the handle, and then dispenses the microspheres directly into the periodontal pocket. Each tip contains a metered dose for one periodontal pocket and can be administered in only a few seconds. Exposure to moisture in the periodontal pocket causes the microspheres to adhere to the pocket, and then begin to break down, thereby releasing the active ingredient at a sustained rate. We designed the sustained release profile to maintain drug levels sufficient to kill bacteria for at least 14 days. Because the microspheres totally disintegrate, a return visit will not be required to remove Arestin(TM). Further, Arestin's(TM) adhesion characteristics ensure retention without the need for a periodontal dressing or adhesive. We designed Arestin(TM) to eliminate the restricted dosage, refrigeration, mixing, dental dressing and/or nonchair-side limitations of the other recently introduced treatments.

         We developed Arestin(TM) to be administered immediately following scaling and root planing, with periodically repeated application of Arestin(TM) for as long as a periodontal pocket of at least 5mm exists. Arestin(TM) enables drug placement directly into the periodontal pocket. This local administration of Arestin(TM) permits delivery of an antibiotic to affected tissues with minimal systemic exposure. This administration also generates significantly higher local drug concentrations than could be safely obtained with systemic administration. Finally, its administration by oral care professionals eliminates the concern about patient compliance, a common problem with pharmacy-dispensed and orally administered drugs.

         In summary, we believe that Arestin's(TM) advantages include:

            . high drug concentration at the infection site with reduced risk of drug resistance;

            .  simple preparation without the need for mixing;

            .  rapid and easy administration;

            .  precise dosage control;

            .  improved patient compliance, comfort and convenience;

            .  simplified storage that avoids the need for refrigeration;

            . bioresorbability, eliminating the need for a follow-up visit to remove the product; and

            .  elimination of the need for adhesives and dressings.

Clinical Trials

         Phases 1 and 2

         Arestin's(TM) clinical trial history includes two Phase 1 trials and four Phase 2 multi-center trials, involving a total of 293 patients. These trials were conducted by American Cyanamid prior to its merger with American Home Products ("AHP"), and prior to the subsequent licensing of the technology to OraPharma. The Phase 1 trials suggested that the product was well tolerated, with minocycline concentration levels sufficient to kill bacteria maintained in treated sites for at least 14 days, with no local or systemic adverse events. Phase 2 trials were conducted at four U.S. university centers and demonstrated a benefit in periodontal pocket-depth reduction in the patient population with no adverse events. We used these Phase 2 trials as a basis to design the Phase 3 trials.

         Phase 3

         In November 1997, the FDA accepted transfer of the AHP Investigational New Drug Application ("IND") to OraPharma, and in August 1998, we commenced our Phase 3 clinical program to study Arestin(TM) used as an adjunct to scaling and root planing ("S/RP") for the treatment of adult periodontitis at 18 university centers in the U.S. We completed enrollment of 747 patients in January 1999, and the last patient visit was in October 1999. The design comprised two well-controlled safety and efficacy trials that compared three arms: S/RP plus Arestin(TM), S/RP alone, and S/RP plus vehicle (non-drug polymer acting as placebo). In these trials, the results evaluators were blinded as to which of the three arms the patient fell into in order to preserve trial integrity. We conducted an additional open-label safety study in 174 patients at four U.S. university centers and one private practice. Finally, we added a two-center pharmacokinetic study of 18 patients to measure Arestin(TM) in blood serum, saliva and fecol flora in order to observe the drug release profile, and to assess the development of minocycline resistance. In November 1999, we announced initial results from these trials:

         . The primary endpoint was a reduction in mean periodontal pocket depth from baseline, with the patient as the unit of analysis. Combined data from the two pivotal studies of 747 patients showed significant pocket-depth reduction in comparing Arestin(TM) plus S/RP to both S/RP alone and S/RP plus vehicle. These results were statistically significant at the 99.9% level, or what is commonly referred to as p (less than or equal to) 0.001. This means that, applying standard statistical methods, the chance that these results could have occurred by chance is less than or equal to 1 in 1,000. Each study independently generated statistically significant results.

         . A key secondary endpoint was subgroup population analysis for reduced mean pocket depth across all subgroups. These results were statistically significant at the 99% level, or p (less than or equal to) = 0.01, in the subgroups relating to smoking, age greater than 50 and prior history of cardiovascular disease.

         . An additional key secondary endpoint was responder analysis. This analysis demonstrated that the S/RP plus Arestin(TM) group achieved a higher percentage of pockets with greater than 2 mm reduction than did the other groups.

         . Additional analysis also revealed that pockets with increased severity of disease (i.e., deeper pockets) respond to Arestin(TM) treatment with increasing pocket depth reduction.

         . There appeared to be no safety issues related to the treatment of Arestin(TM) among the 939 patients dosed in these studies. Thirteen patients withdrew from the studies due to adverse events; however, we believe that these events were not related to Arestin(TM).

         . Trace amounts of minocycline were detectable in serum during the first 18 hours, and in saliva during the first 14 days after administration, providing evidence that Arestin(TM) is a slow-release formulation. We found no changes in gastrointestinal microorganisms, indicating no evidence of antibiotic resistance.

         We submitted a New Drug Application ("NDA") for Arestin(TM) on February 17, 2000. On April 21, 2000 the FDA accepted our submission as complete for review, and on February 16, 2001, the FDA issued an approval letter authorizing us to market Arestin(TM) in the U.S. In December 2000, we submitted a Marketing Authorization Application, which was accepted as complete for review on January 24, 2001, to obtain approval to market Arestin(TM) in Sweden. In accordance with the European mutual recognition procedure, we plan to use Sweden as the rapporteur country in order to gain approval to market Arestin(TM) throughout the European Union.

Manufacturing and Materials Supply

         We do not currently have any internal manufacturing capabilities. We rely on two sole-source manufacturers for the production and packaging of Arestin(TM) and on four sole-source suppliers for other required materials and components. If we were to change any of our contract manufacturers or material suppliers, we and they would need to satisfy regulatory requirements.

         Contract Manufacturers

         aaiPharma, Inc. ("AAI"), Wilmington, NC, manufactures and performs the required testing of Arestin(TM) microspheres. We designed and own the Arestin(TM) production equipment used by AAI. We have entered into a long-term manufacture and supply agreement with this manufacturer.

         Packaging Coordinators, Inc. ("PCI"), Philadelphia, PA, a Cardinal Health Company, fills the dispensers with the microspheres manufactured by AAI, and provides all packaging services. We developed and own the equipment used by PCI to fill the dispensers. We have also entered into a long-term supply agreement with this manufacturer.

         Raw Material Suppliers

         The polymer used in Arestin(TM) is custom-made for us according to procedures and specifications supplied by us. We believe that alternative supply sources are available, and that we could stockpile sufficient polymer to cover demand until an alternate supplier is found, if necessary.

         We purchase the active ingredient, minocycline, from an FDA-inspected supplier. We are aware of other sources of minocycline, and we believe we could rapidly arrange for another supplier, if necessary.

         An injection molder manufactures the dispensers used to administer Arestin(TM). We own the molds and certain assembly equipment, and expect that production could be easily transferred to another qualified molder, if required.

         The dispenser handle to which the Arestin(TM) dispenser is attached for administration of the product is also manufactured for us. We supplied the handle design. We expect that fabrication of the dispenser handle could easily be transferred to another manufacturer, if necessary.

Marketing

         In the U.S., we have employed and trained a sales and marketing force that will target approximately 3,700 periodontists and approximately 25,000 general dentists whom we believe to be "perio-aware", that is, those who perform the majority of scaling and root planing procedures. As of March 6, 2001, this sales and marketing team consists of 63 professionals. We intend to begin actively marketing Arestin(TM) in the U.S. in April 2001.

         In markets outside the U.S., we intend to market and sell Arestin(TM) through arrangements with other parties, rather than establish our own sales force. We are currently holding discussions with a number of potential distributors.

Additional Product Candidates

         We are developing multiple compounds to further establish a presence in the oral care pharmaceutical market. Some programs are based on our core microsphere technology, while additional programs are based on other technology licensed to us. In connection with these product candidates, in certain cases we have formed relationships to capitalize on our core technology, and in all cases to exploit our expertise in formulation and development. We believe these relationships will contribute to the development and commercialization of our product candidates.

         OC-1012 for the Prophylaxis and Treatment of Oral Mucositis

         We are developing an agent for the prevention and treatment of oral mucositis. Oral mucositis is a serious complication for patients receiving chemotherapy or head and neck radiation therapy for cancer. In healthy patients, the mucosal lining forms an important barrier, preventing entry of potentially lethal organisms into the body. Normally, cells of the mucous membranes lining the mouth and gastrointestinal tract undergo rapid renewal. Both chemotherapy and head and neck radiation therapy for cancer interfere with this renewal process, and can result in painful ulcers in the mouth and esophagus. In extreme cases of oral mucositis, these ulcers can be an entry point for disease organisms. In many cases, the mucositis advances to a point where patients can no longer eat and must be hospitalized to be fed. In the most severe cases, cancer treatment may be either stopped, delayed, or treatment intensity reduced until the condition stabilizes. This may compromise the patient's response to cancer treatment.

         The American Cancer Society estimated that approximately 1.2 million cases of cancer were diagnosed in the U.S. in 1999. A January 1995 Principles and Practice of Oncology update states that more than 40% of patients receiving standard chemotherapy, and virtually all patients who receive head and neck radiation therapy, develop oral mucositis.

         Our oral mucositis program is based on intellectual property developed initially at Brigham and Women's Hospital, of Boston, and licensed by us. We have identified a compound that was found to be effective in reducing the severity of oral mucositis in preclinical studies. We are currently applying our drug delivery expertise to develop a formulation optimized for delivery of this compound. We expect to file an IND during the first half of 2001 for an oral mucositis treatment product candidate and begin clinical trials shortly thereafter.

         OC-1016 for Bone Regeneration

         Our bone regeneration program is based on technology licensed from Children's Medical Center Corporation, of Boston. The technology is based on a peptide related to the protein osteopontin, which promotes the attachment of bone forming cells. In preclinical studies, we are directing our program at two oral health applications--dental implants and bone augmentation. Our technology may also have application outside the oral cavity, for example in orthopedics, which we believe may present potential out-licensing opportunities.

         We are currently developing two formulations as product candidates. One formulation is a solution for coating dental implants to be applied prior to installation. Dental implants are used to replace teeth that are lost due to injury or tooth decay, or as a consequence of periodontitis. An implant procedure normally involves an initial step of installing a post into the jawbone, and a second step of attaching an artificial tooth to the post. After the implant post is installed, a patient must typically wait for three to four months for the post to integrate securely into the bone before it is loaded with a new tooth. This waiting period is uncomfortable and aesthetically displeasing, as patients do not have use of the missing teeth. To the practitioner, it poses a risk of stressing the implant before it properly integrates into the bone. According to the National Institute of Dental Research, this premature stressing is the leading cause of implant failure. Our program is directed at developing an implant coating that would accelerate and strengthen integration of the implant into the bone, thus reducing loading time and reducing early implant failures. The ADA estimated in 1990 that approximately 640,000 implant procedures were performed in the U.S.

         We are conducting work on the bone regeneration program through a sponsored-research agreement with Children's Hospital of Boston, in collaboration with our internal scientific staff. We expect product candidates from this program to be regulated by the FDA as devices, rather than as drug product candidates. Our goal is to file an Investigational Device Exemption ("IDE") in mid-2001 and begin clinical trials shortly thereafter.

         Our primary interests in non-oral health care applications include orthopedic implants and spinal fusion. Other potential orthopedic applications include wrist fractures, poor-healing fractures, and osteonecrosis, or conditions of bone degeneration. Our current plan is to seek partners to develop and commercialize the orthopedic and any other non-oral health applications.

         Research and Development for the Treatment of Periodontitis

         As part of a cooperative research agreement with the University of North Carolina--Chapel Hill, we have begun work on a second treatment approach for periodontitis as a follow-up to Arestin(TM). This effort is aimed at identifying new compounds to be administered via our core drug-delivery system. Studies reveal that much of the tissue destruction associated with periodontal disease is ultimately caused by the body's response to inflammation, and we are testing various compounds to affect this response. We believe that modifying the body's response may augment our current antimicrobial approach.

         Arestin(TM) for the Treatment of Traumatic Tooth Injury

         We are engaged in a research and development effort jointly with the University of North Carolina--Chapel Hill that targets traumatic tooth injury as a potential line extension for Arestin(TM). Our program is directed at improving the viability of teeth that have been loosened or dislodged due to traumatic injury. Recent studies suggest that topical application of antibiotics to the tooth prior to reinstallation may improve the chance of recovery.

Technology, Licenses and Patents

         Arestin(TM) and Our Core Technology

         In February 1997, we licensed our first product and our core technology from American Cyanamid, now part of AHP. American Cyanamid owns seven issued U.S. patents that claim the process for producing microspheres, Arestin(TM) and other compositions produced by this process, the device used for administering microspheres, the machine for filling this administration device, and methods for treating dental conditions by the administration of Arestin(TM) and other compositions produced using our microsphere process. The AHP patents expire between 2008 and 2010, with the exception of one patent covering the delivery-system technology that expires in 2014. Corresponding patents are in effect or pending in other countries including Australia, Canada, France, Germany, Italy, Japan, and Sweden where we believe the market potential for Arestin(TM) is significant.

         Under our agreement with AHP, we have an exclusive, worldwide license under both the AHP patents and all related AHP technology to commercialize Arestin(TM) and other products for use in the oral cavity. We also have a non-exclusive, worldwide license under the AHP patents and technology to commercialize products for use outside of the oral cavity. Additionally, we have the right to sublicense this technology. Our agreement with AHP expires upon expiration of the last to expire of the AHP patents, at which time our license rights become fully paid-up and non-cancelable.

         Our agreement with AHP required us to make an initial payment to AHP and to grant AHP an equity position in OraPharma. The agreement further obligated us to make payments to AHP when two milestones were achieved (FDA acceptance of our NDA submission and FDA approval of our product) and to pay AHP royalties on sales of Arestin(TM) and other products that are covered by the AHP patents or developed using the AHP technology. Our milestone payments to AHP were paid in April 2000 and March 2001.

         In order to reacquire some of the rights to our core technology previously licensed out by AHP, we were required to enter into a license agreement with Technical Developments and Investments, Est., or TDI, a corporation formed under the laws of Liechtenstein. Under this agreement, TDI granted us an exclusive, worldwide sublicense to use the AHP technology in the oral cavity. This agreement obligates us to pay royalties to TDI on sales of products using the AHP technology in the oral cavity. Royalties payable to TDI can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

         In addition to our agreement with AHP, we have licensed three U.S. patents from a periodontist and inventor, Gary R. Jernberg, DDS. One of these patents expires in 2004 and covers local delivery of chemotherapeutics to treat periodontitis by insertion of bioresorbable time-release microspheres into periodontal pockets. The other two expire in 2010 and cover additional embodiments of the method for local delivery using periodontal barriers. There are no corresponding foreign patents. Our agreement with Dr. Jernberg requires us to make royalty payments to him. In addition, this agreement obligates us to make milestone payments to Dr. Jernberg upon FDA acceptance of our NDA submission covering the licensed patents and upon FDA approval and to engage him as an ongoing consultant and to pay him royalties on sales of licensed products. Royalties payable to Dr. Jernberg can be fully credited against up to 50% of the royalties payable under our agreement with AHP. Our milestone payments to Dr. Jernberg were paid in April 2000 and March 2001.

         Oral Mucositis Program

         In December 1998, we entered into an agreement with Mucosal Therapeutics LLC to license our oral mucositis technology. Mucosal Therapeutics is a research entity established to commercially exploit this technology, which was originally developed at Brigham and Women's Hospital, of Boston. The technology is the subject of two U.S. patent applications that have been assigned to Mucosal Therapeutics. These patent applications claim methods for treating or preventing mucositis by administering various combinations of inhibitors both alone and in combination with antibiotics and other compounds. One of these patent applications was filed in 1998 and the other in 1999. A patent application corresponding to both U.S. patent applications has been filed under the Patent Cooperation Treaty or PCT. This PCT application designates foreign countries where we believe the market potential for a product to treat oral mucositis is significant.

         Our license agreement with Mucosal Therapeutics affords us an exclusive, worldwide license under the mucosal technology to manufacture and sell pharmaceutical products. The term of the license agreement is for the longer of 20 years or until expiration of the last to expire of any patents covering this technology. Shortly after signing the license agreement, we paid Mucosal Therapeutics an initial license fee and issued it warrants to purchase our common stock. We have also paid Mucosal Therapeutics cash and issued it warrants to purchase our common stock upon the completion of certain preclinical milestones. We are required to make additional payments to Mucosal Therapeutics, in the form of cash and warrants to purchase our common stock, as other clinical milestones are achieved and upon FDA approval of a pharmaceutical product for the treatment of oral mucositis. The license agreement further obligates us to pay Mucosal Therapeutics royalties on sales of pharmaceutical products covered by or involving use of this technology. Additionally, we have the right to sublicense this technology.

         We have also entered into a research and consulting agreement with an affiliate of Mucosal Therapeutics, Biomodels LLC, to perform preclinical studies on our behalf and to provide us with research and general consulting services with respect to our development of the Mucosal technology. Our agreement with Biomodels expires at the end of 2002.

         Regeneration Program

         In December 1998, we entered into an agreement to license our bone and soft-tissue regeneration technology from Children's Medical Center Corporation, ("CMCC"). This license covers two technologies, one relating to a non-immunogenic bulking agent and the other to peptides derived from osteopontin and related uses in bone regeneration. Two issued U.S. patents and one pending U.S. patent application claim methods for using non-immunogenic cartilage and bone suspension as bulking agents and expire in 2014 and 2016, respectively. A corresponding application is pending in the European Patent Offices. Five additional patent applications claim novel compositions and methods of use for osteopontin peptides, methods and compositions for programming an organic matrix for remodeling into a target tissue, and osteopontin peptide-coated surfaces and methods of use. All of the patent applications were filed in 1997 and 1998. Corresponding PCT applications have been filed. The PCT applications designate foreign countries where we believe the market potential for bone and soft-tissue regeneration products is significant.

         Our license agreement with CMCC provides us with worldwide license rights under the CMCC patents in our field of use and know-how to commercialize bone and soft-tissue regeneration products for use in the oral cavity. Our license rights are exclusive with respect to the CMCC patents and non-exclusive with respect to the CMCC know-how. For products that are osseoinductive devices for bone augmentation and regeneration, our license rights extend beyond the oral cavity to all orthopedic uses in humans and therapeutic uses in animals. The term of our license agreement with CMCC ends upon expiration of the last of the CMCC patents to expire. Additionally, we have the right to sublicense this technology.

         Shortly after signing the license agreement, we made a payment to CMCC in the form of shares of our common stock. We are required to make milestone payments to CMCC upon submission of our first NDA and upon approval of our first NDA. The license agreement further obligates us to pay CMCC royalties on sales of products covered by the CMCC patents or which are specified bone and soft-tissue regeneration products.

         We have also entered into a sponsored-research agreement with Children's Hospital, a non-profit affiliate of CMCC, to conduct research in the area of bone and soft-tissue regeneration and perform related preclinical studies. The sponsored-research agreement expires on October 1, 2002.

Manufacturing

         Our ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize any of our product candidates will depend in part on our ability to manufacture our product candidates either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including Current Good Manufacturing Practices ("cGMPs").

         We do not currently operate manufacturing facilities for clinical or commercial production of our proposed product candidates. We have no experience in manufacturing, and currently lack the resources and capability to manufacture any of our proposed product candidates on a clinical or commercial scale. Accordingly, we are, and intend to continue to be, dependent on third parties for manufacturing our product candidates.

Government Regulation

         The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical product candidates. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record-keeping, approval and promotion of our product candidates. All of our product candidates will require regulatory approval before commercialization and regulatory compliance after commercialization. In particular, therapeutic product candidates for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act, or FDC Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time-consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approvals or in complying with other requirements could adversely affect the commercialization of product candidates and our ability to receive product or royalty revenues.

         The steps required before a new drug product candidate may be distributed commercially in the U.S. generally include:

         . conducting appropriate preclinical laboratory evaluations of the product candidate's chemistry, formulation and stability, and preclinical studies to assess the potential safety and efficacy of the product candidate;

         . submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an IND or IDE;

         . making the IND or IDE effective after the resolution of any safety or regulatory concerns of the FDA;

         . obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug into humans in clinical studies;

         . conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

               Phase 1: The product candidate is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion;

               Phase 2: The product candidate is studied in patients to identify possible adverse effects and safety risks, to determine dosage tolerance and the optimal dosage, and to collect some efficacy data; and

               Phase 3: The product candidate is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study;

         . submitting the results of preliminary research, preclinical studies, and clinical trials as well as chemistry, manufacturing and control information on the product candidate to the FDA in an NDA; and

         . obtaining FDA approval of the NDA prior to any commercial sale or shipment of the product candidate.

         This process can take a number of years and require substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, product candidate supply, or financial support. The FDA may also require testing and surveillance programs to monitor the effect of approved product candidates that have been commercialized, and the agency has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs. Upon approval, a product candidate may be marketed only in those dosage forms and for those indications approved in the NDA. However, pursuant to recent Federal Court decisions, drug marketers are in some limited circumstances permitted to distribute materials concerning indications outside of the FDA labeling for product candidates.

         In addition to obtaining FDA approval for each indication to be treated with each product candidate, each domestic product candidate manufacturing establishment must register with the FDA, list its product candidates with the FDA, comply with cGMPs and permit and pass manufacturing plant inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign companies that manufacture product candidates for distribution in the United States also must list their product candidates with the FDA and comply with cGMPs. They are also subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

         Any product candidates that we manufacture or distribute pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the product candidate. In addition to continued compliance with standard regulatory requirements, the FDA may also require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product candidate. Adverse experiences with the product candidate must be reported to the FDA. Product candidate approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product candidate are discovered following approval.

         The FDC Act also mandates that product candidates be manufactured consistent with cGMPs. In complying with the FDA's regulations on cGMPs, manufacturers must continue to spend time, money and effort in production, record keeping, quality control, and auditing to ensure that the marketed product candidate meets applicable specifications and other requirements. The FDA periodically inspects manufacturing facilities to ensure compliance with cGMPs. Failure to comply subjects the manufacturer to possible FDA action, such as Warning Letters, suspension of manufacturing, seizure of the product, voluntary recall of a product or injunctive action, as well as possible civil penalties. We currently rely on, and intend to continue to rely on, third parties to manufacture our compounds and product candidates. These third parties will be required to comply with cGMPs.

         Even after FDA approval has been obtained, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to a product, including changes in indication, manufacturing process, manufacturing facility or labeling, a supplement to our NDA may be required to be submitted to the FDA.

         Products manufactured in the United States for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of manufacturing and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships, our collaborators may be responsible for the foreign regulatory approval process of our product candidates, although we may be legally liable for noncompliance.

         Some of our product candidates may be regulated as medical devices by the FDA. Under the FDC Act, medical devices are instruments, machines, implants, in-vitro reagents, or any contrivance that is intended to affect the structure or function of the body of man or animals, which does not achieve its primary intended purposes through chemical action within or on the body of man or animals and which is not dependent upon being metabolized for the achievement of its primary intended purposes. The FDA's regulation of certain types of medical devices is similar in many respects to its regulation of drugs, including requirements for pre-approval testing, manufacture, quality control, safety, effectiveness, labeling and promotion.

         We are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research work. Although we believe that our safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

         The extent of government regulation which might result from future legislation or administrative action cannot be accurately predicted. In this regard, although the Food and Drug Administration Modernization Act of 1997 modified and created requirements and standards under the FDC Act with the intent of facilitating product candidate development and marketing, the FDA is still in the process of developing regulations implementing the Food and Drug Administration Modernization Act of 1997. Consequently, the actual effect of these developments on our business is uncertain and unpredictable.

Competition

         The pharmaceutical industry, and the oral care pharmaceuticals business in particular, are intensely competitive and are characterized by rapid technological changes. Some pharmaceutical and oral care pharmaceutical companies and academic and research organizations currently engage in, have engaged in or may engage in efforts related to the discovery and development of new oral care pharmaceuticals, some of which may be competitive with Arestin(TM), or our other product candidates. Significant levels of research also occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent.

         We are currently aware of three FDA-approved products introduced in the U.S. during 1998 that compete with Arestin(TM) in treating periodontitis. They are: Atridox, a product developed by Atrix Laboratories and marketed by Block Drug; PerioChip, a product developed and marketed by Perio Products; and Periostat, a drug developed and marketed by CollaGenex. Atridox and PerioChip are chair-side therapies involving the locally delivery of drug products into the periodontal pocket by the oral care professional. Periostat represents a systemic approach toward treating periodontal disease through enzyme inhibition.

         We are also aware of three products introduced between 1994 and 1998 for the treatment of periodontitis. Of the three, neither Dentomycin Gel, developed and marketed by Lederle, nor Elyzol Dental Gel, developed and marketed by Alpharma, is currently approved for use in the U.S. We believe the third product, Actisite Fiber, developed by Alza and sold by Procter & Gamble, while approved in the U.S., is no longer actively promoted.

         We believe that Arestin's(TM) ability to compete successfully in the marketplace will be based upon many factors, including:

          .    efficacy and safety;

          .    speed, ease of use and administration;

          .    degree of clinical benefit relative to selling price;

          .    product reliability and availability;

          .    marketing and sales capability;

          .    patent protection;

          .    reimbursement coverage from insurance companies; and

          .    our ability to attract and retain qualified personnel.

         Our competitive position with respect to our product candidates in development will depend upon many of the same factors, together with our ability to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales. Because our product candidates have not been approved by the FDA and are still under development, our relative competitive position in the future is difficult to predict.

Employees

         As of December 31, 2000, we had 82 employees. Of these employees, 13 were engaged in research, development, and medical, clinical and regulatory affairs, 57 were engaged in marketing and sales activities, and 12 were engaged in administrative and finance functions. At March 6, 2001 we had 100 employees of which 17 were in research, development and medical, clinical and regulatory; 63 in marketing and sales and 20 in administration and finance. None of our employees is covered by collective bargaining agreements. We consider relations with our employees to be good.

Risks Related to Our Business

         Our revenue for the foreseeable future will be solely derived from, and operating results will be substantially dependent on, our ability to market Arestin(TM).

         Other than Arestin(TM), all of our product candidates are at an early stage of product development. The successful commercialization of our other product candidates will require significant further research, development, testing, clinical trials, regulatory approvals and investment. We may never successfully commercialize any of our product candidates. As a result, our business is substantially dependent on the success of Arestin(TM).

         If we are unable to achieve product development milestones under our license agreement with AHP, AHP would have the right to license Arestin(TM) and the core technology to competitors.

         We license Arestin(TM) and our core technology on an exclusive basis for applications in the oral cavity from AHP. AHP has the right to convert our exclusive license to commercialize Arestin(TM) to a non-exclusive license if we fail to commercialize Arestin(TM) by August 2003. AHP also has the right to convert our exclusive license to other oral products to a non-exclusive license if we fail to commercialize at least one other oral cavity or non-oral cavity product by August 2007. Any such conversion of our license would make it easier for third parties to compete with us.

         If our license agreement with AHP is terminated, we would be forced to cease our efforts to commercialize Arestin(TM) and our other oral cavity products utilizing our core technology.

         AHP has the right to terminate the AHP license agreement if we materially breach our payment or other obligations under this agreement. Such termination would prevent us from marketing Arestin(TM).

         Our losses will continue to increase as we expand our product development efforts, and our operations may never be profitable.

         As of December 31, 2000, we had a cumulative net loss of approximately $34.9 million. Our losses have resulted principally from costs incurred in our research and development programs, including clinical trials, and from our marketing, general and administrative costs. We have not derived revenues from product sales or royalty revenue, and we do not expect to achieve revenue from product sales until we begin marketing Arestin(TM). We may never be profitable even if our product candidates are approved and commercialized.

         If the manufacturers that we rely on for the production and packaging of Arestin(TM) do not provide us with sufficient quantities at an acceptable price, our commercialization of Arestin(TM) will be halted, delayed or less profitable.

         We depend on third parties for the manufacture, testing, filling and packaging of Arestin(TM). We are solely dependent on one company for the manufacture and testing of Arestin(TM) microspheres. Additionally, we are solely dependent on another company for filling and packaging the dispensers. Any disruption in such companies' businesses or in our relationship with such companies may have a material adverse effect on our business.

         If the sole-source suppliers that we depend on for the raw materials and components for Arestin(TM) fail to provide sufficient quantities, we may not be able to obtain an alternate supply on a timely or acceptable basis and this could delay or halt our commercialization of Arestin(TM).

         We currently rely on sole-source suppliers to provide to the parties that produce and package Arestin(TM) each of the four separate raw materials and components for Arestin(TM):

           . the polymer component, which is an inactive ingredient used in the drug formulation;

           .   minocycline, the active drug ingredient;

           .   the plastic dispenser; and

           .   the autoclaveable dispenser handle.

         We have not entered into any agreements that provide us assurance of continued supply of these components. We may not be able to obtain a sufficient supply of these raw materials and components from each supplier at competitive prices, if at all, necessary to meet market demand for Arestin(TM). We may not be able to find alternative suppliers in a timely manner that would provide these materials and components at acceptable prices or in adequate quantities. Before replacing any of these suppliers or engaging second-source suppliers, we would need to satisfy various regulatory requirements.

         Arestin(TM) may not be accepted by oral health care providers or patients.

         Arestin(TM) will not be a commercially successful product unless accepted by oral health care providers as clinically useful, cost-effective and safe. In addition, because Arestin(TM) is designed to enhance the existing standard of care for periodontitis, it increases the initial cost of treatment. Consequently, patients may not accept Arestin(TM) if it is too expensive. Patient acceptance of Arestin(TM) may be dependent on the availability of adequate reimbursement from governmental health administration authorities, private health insurers and other organizations. Reimbursement for oral care by third-party payors is traditionally significantly more limited than reimbursement for other fields of medical care.

         If we cannot compete effectively, our sales will suffer.

         Competition in the pharmaceutical industries, and the market for oral care pharmaceuticals in particular, is intense. FDA-approved products currently exist that will compete with Arestin(TM) and with most of the product candidates we are developing. The products that compete with Arestin(TM) include:

           . Atridox, a product developed by Atrix Laboratories and marketed by Block Drug;

           .   Perio Chip, a product developed and marketed by Perio Products;
               and

           .   Periostat, a drug developed and marketed by CollaGenex.

Many competitors have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we possess. Our competitors may succeed in developing products earlier and obtaining regulatory approvals from the FDA more rapidly than us. Our competitors may also develop products that are superior to those we are developing and render our product candidates or technologies obsolete or non-competitive. Other potential competitors, not currently known to us, may be developing products that may compete with Arestin(TM) and/or our other product candidates.

         If our intellectual property rights are compromised, we may be unable to compete effectively.

         Our success depends on our ability and the ability of our third-party licensors to:

           . obtain and maintain patent protection for Arestin(TM), our other product candidates, and our core technology; and

           .   preserve our trade secrets.

         Patents may not ultimately be issued from any pending or future patent applications. In addition, any issued patents may not be sufficient to protect our product candidates or technologies. Our issued patents may be held to be invalid if challenged. Third parties may also develop similar technology that circumvents our or our licensors' patents. If we or our third-party licensors do not obtain and maintain appropriate patent protection, we may face increased competition in the United States and in foreign countries.

         Our third-party licensors are primarily responsible for prosecuting and maintaining all patents and patent applications covering Arestin(TM), our core technology, and our other product candidates. If these third parties do not diligently prosecute and maintain the patents and patent applications upon which we rely, our ability to exclude others from competing with us may suffer.

         Patent applications in the United States are maintained in secrecy until a patent issues. As a result, others may have filed patent applications for products or technology covered by any pending patent applications we are relying upon. There may be third-party patents, patent applications and other intellectual property relevant to our product candidates and technologies, which are not known to us and that block or compete with our product candidates or technologies. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of the intellectual property rights of third parties. The defense and prosecution of patent and other intellectual property claims is both costly and time consuming, even if the eventual outcome is favorable to us.

         If we infringe the intellectual property rights of others, or if we allege others infringe our intellectual property rights, we may face significant expense and liability.

         If our technologies, product candidates, methods or processes infringe the intellectual property rights of other parties, we may have to:

           . obtain licenses from the owners of such intellectual property rights;

           . redesign our product candidates or processes to avoid infringement;

           . stop using the subject matter claimed in the patents held by others;

           .   pay damages; or

           . defend litigation or administrative proceedings that may be costly whether we win or lose.

         We are aware of an issued patent that relates to use of some antibiotics, including minocycline, to treat periodontal and other diseases, and which has been exclusively licensed to a competitor. It is possible that a claim could be asserted that the use of our Arestin(TM) product infringes this issued patent. Our scientific staff have reviewed this patent and do not believe that it covers Arestin(TM). If this patent is found to contain claims infringed by the use of our Arestin(TM) product and such claims are ultimately found to be valid and enforceable, we may not be able to obtain a license from the competitor at a reasonable cost, if at all, or develop or obtain alternative technology. If a third-party makes a claim for infringement, we may have to defend ourselves in court and this could result in substantial cost and diversion of management's resources, and our defense may not be successful.

         Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel. The confidentiality agreements required of our employees may not provide adequate protection for our trade secrets, know-how or other proprietary information or prevent any unauthorized use or disclosure or the lawful development by others. In addition, many of our scientific and management personnel were previously employed by other biotechnology and pharmaceutical companies, where they were conducting research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade-secret violations and other claims relating to the intellectual property rights of these companies.

         If our product or product candidates injure people, we may incur significant expense and liability.

         Our business exposes us to potential product liability risks. These types of risks are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products and candidates. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical industry is expensive and may not be available in the future. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates.

         If we need additional financing, and this financing is unavailable, our ability to develop and commercialize products and our operations will be adversely affected.

         Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct our research activities, technical studies, clinical trials and other activities relating to the successful commercialization of our product candidates. However, our access to capital funding is uncertain. If adequate funds are unavailable, we may be required to:

           . delay, reduce the scope of, or eliminate one or more of our research or development programs;

           . license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available; or

           . obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize ourselves.

         If we raise additional funds by issuing equity securities, our existing stockholders will own a smaller percentage of OraPharma, and new investors may pay less on average for their securities than, and could have rights superior to, existing stockholders.

         If the clinical trials of our product candidates fail, we will not be able to market our product candidates.

         To receive the regulatory approvals necessary for the sale of our product candidates, we must demonstrate through human clinical trials that each product candidate is safe and effective. The clinical trial process is complex and expensive, and we cannot be certain that the trials will ever result in the commercial sale of a product candidate. Positive results from preclinical studies and early clinical trials do not ensure positive results in clinical trials designed to permit application for regulatory approval. We may suffer significant setbacks in clinical trials, even after earlier clinical trials show promising results. Any of our product candidates may produce undesirable side effects in humans that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA or foreign regulatory authorities may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.

Risks Related to Governmental Approvals

         If we do not obtain regulatory approvals, we will not be able to market our product candidates.

         We have not performed any human clinical studies for any of our product candidates, and have recently completed preclinical, or animal, studies for our product candidate that addresses oral mucositis and are in the process of completing preclinical studies for our bone regeneration product candidate. We are conducting early research on our other product candidates. To date, none of our product candidates has been determined to be safe or effective.

         The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Furthermore, this approval process is extremely expensive and uncertain. We have only limited experience in filing and pursuing applications necessary to gain regulatory approvals.

         If we fail to comply with extensive FDA regulations or the FDA withdraws its approval, we may be forced to suspend the sale of Arestin(TM).

         Continued compliance with all FDA requirements and the conditions in an approved NDA, including those concerning product specifications, manufacturing process, validation, labeling, promotional material, record-keeping and reporting, is required for the marketing of Arestin(TM). Failure to comply with these requirements could result in warning letters, product recall, criminal action or other FDA-initiated actions, which could delay further marketing until the product is brought into compliance. Product approval may also be withdrawn if problems concerning safety, efficacy or quality of the product occur. In addition, if there are any modifications to Arestin(TM), including any changes in indication, manufacturing process, labeling, delivery devices or manufacturing facility, an NDA supplement may be required to be submitted to the FDA. The FDA may also require post-marketing testing and surveillance to monitor the effects of Arestin(TM).

Certain Risks Related to Our Common Stock

         Because our certificate of incorporation and Delaware law contain provisions that could discourage a takeover, our common stock may trade at a discount.

         Our certificate of incorporation provides for the division of our board of directors into three classes and provides our board of directors the power to issue up to five million shares of preferred stock without stockholder approval. This preferred stock could have voting rights that could be superior to that of our common stock, and our board of directors has the power to determine these voting rights. Our certificate of incorporation also requires supermajority approval for the removal of any member of our board of directors and prevents our stockholders from acting by written consent. In addition, Section 203 of the Delaware General Corporation Law contains provisions that impose restrictions on stockholder action to acquire control of OraPharma. The effect of these provisions of our certificate of incorporation and Delaware law would likely discourage third parties from seeking to obtain control of OraPharma.

         Our stock price may be highly volatile.

         Since our initial public offering on March 9, 2000, our stock has traded at prices ranging from $5.00 to $36.88. The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

           .   Arestin's(TM) failure to achieve market acceptance;

           . results of preclinical studies and clinical trials conducted by us or on our behalf, or by our competitors;

           . announcements of technological innovations or new commercial products by us, third parties with respect to strategic relationships maintained with us, or our competitors;

           . regulatory developments in both the United States and foreign countries;

           .   changes in reimbursement policies;

           . developments or disputes concerning patents or other proprietary rights;

           .   fluctuations in our operating results;

           . changes in financial estimates or recommendations by security analysts;

           . public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

           .   lack of adequate trading liquidity as a public company; or

           .   general market conditions.

         In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. We may become involved in this type of litigation in the future. Litigation of this type is often extremely expensive and diverts management's attention and resources.

ITEM 2.        PROPERTIES

         We lease our corporate and research and development facilities under an operating lease expiring on September 30, 2003. We have two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into an operating lease beginning February 1, 2001 for additional corporate space, which expires on January 31, 2004. We have two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. Both facilities are located at 732 Louis Drive, Warminster, Pennsylvania, and aggregate approximately 17,500 square feet.

ITEM 3.        LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders since our initial public offering on March 9, 2000.

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table presents information about our executive officers.

NAME                             Age                       Position
-------------------------------  ----  -------------------------------------------------
Michael D. Kishbauch...........    51  President, Chief Executive Officer and Director


Mark B. Carbeau................    40  Vice President, Corporate Development


J. Ronald Lawter, Ph.D.........    58  Executive Vice President, Chief Scientific and
                                       Technical Officer


Jan N. Lessem, M.D., Ph.D......    52  Vice President, Chief Medical Officer


James A. Ratigan...............    52  Executive Vice President, Chief Financial
                                       Officer and Secretary


Joseph E. Zack.................    49  Vice President, Sales and Marketing


         Mr. Kishbauch has served as our President and Chief Executive Officer and as a director of OraPharma since September 1996. He served as President and Chief Operating Officer for two business units of Nelson Communications, Inc., an integrated healthcare services firm, from February 1995 to August 1996. He also served as President, Chief Operating Officer and director of MedImmune, Inc., a Maryland-based biotechnology company, from December 1992 to February 1995. From February 1982 to May 1992, Mr. Kishbauch served with the Pharmaceuticals Division of Ciba-Geigy Corporation in various sales and marketing positions, ending as Vice President Product Planning and Promotion. Mr. Kishbauch worked through positions of increasing responsibility in brand management with The Procter and Gamble Company from June 1976 to February 1982. Mr. Kishbauch received a B.A. in biology from Wesleyan University and an M.B.A. from the Wharton School of the University of Pennsylvania.

         Mr. Carbeau has served as our Vice President, Corporate Development since May 1999. From September 1996 to April 1999, he served as General Partner in The Lucas Group, a Boston-based strategy consulting and mergers and acquisitions advisory firm, and from January 1995 to September 1996 as a Principal in North Atlantic Capital, a private equity firm. Prior to that, he was a consultant and case manager for The Boston Consulting Group, a management consulting firm, from September 1990 through December 1994. Mr. Carbeau held a number of cross-functional positions with Eli Lilly and Company, a pharmaceutical company, from September 1982 to July 1988. He holds a B.S. in industrial engineering from the Pennsylvania State University and an M.B.A. from the Wharton School of the University of Pennsylvania.

         Dr. Lawter has served as our Executive Vice President, Chief Scientific and Technical Officer since April 2000 and as our Vice President, Chief Scientific and Technical Officer from March 1997 to April 2000. From October 1983 to March 1997, he held scientific and management positions in pharmaceutical product development at American Cyanamid and at American Home Products after its acquisition of American Cyanamid in 1994. While at American Cyanamid, he led the team that developed the drug-delivery technology that is the basis for our lead product, Arestin(TM). From August 1979 through October 1983, he was a senior research scientist in the Advanced Drug Delivery Group at Ciba-Geigy. From 1977 through 1979, he was a research manager in the Biomedical Division of Abcor, Inc. and from 1972 through 1977, was a consultant with Arthur
D. Little, Inc. He received a B.S. in chemistry from the University of South Carolina and a Ph.D. in physical chemistry from the Massachusetts Institute of Technology.

         Dr. Lessem has served as our Vice President, Chief Medical Officer since June 1998. From May 1995 to June 1998, he served as Medical Director and Vice President of Drug Strategy at Takeda America, a pharmaceutical company. Prior to that, he was involved in various clinical research and management roles at several pharmaceutical companies, specifically: SmithKline Beecham from June 1991 to May 1995; Union Chemique Belgique Pharmaceutical in Brussels, Belgium, from May 1990 to May 1991; Syntex Research from January 1986 to May 1990; Bristol Myers from August 1983 to December 1985; and Merck Sharp & Dohme from May 1982 to August 1983. Between 1974 and 1982, he was a Fellow, instructor and Associate Professor in Cardiology and Geriatrics, at the University of Lund, in Sweden. He is a Fellow of the American College of Cardiology, and a member of the New York Academy of Sciences, as well as The Swedish Medical Association. Dr. Lessem earned an M.D. from the University of Lund in Sweden in 1974, a Ph.D. in clinical cardiology from the same university in 1982, and was Board Certified in Cardiology in Sweden in 1982.

         Mr. Ratigan has served as our Executive Vice President, Chief Financial Officer since April 2000 and as our Vice President, Chief Financial Officer from June 1997 to April 2000. Mr. Ratigan was named Secretary in December 1999. From February 1997 to June 1997, Mr. Ratigan served as the Chief Financial Officer of TL Ventures, one of the initial investors in OraPharma. From September 1996 to February 1997, Mr. Ratigan served as the Vice President--Finance of Robotic Vision Systems, Inc., a publicly-held company widely engaged in machine vision and electronic imaging. From October 1993 to August 1996, Mr. Ratigan served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer and a director of Perceptron, Inc., a publicly-held company which provides three dimensional machine vision technologies to the automotive, forestry products and aerospace industries. From March 1983 to October 1992, Mr. Ratigan was with the Adler Group, a venture capital fund, where he served in a number of positions including venture manager, Chief Financial Officer, and Chief Executive Officer of a machine vision company controlled by the Adler Group. Earlier, Mr. Ratigan spent eight years with Arthur Andersen LLP, where, as a manager, he focused on entrepreneurial clients. Mr. Ratigan received his B.S. in finance and accounting from LaSalle University, Philadelphia, Pennsylvania and is a CPA.

         Mr. Zack has served as our Vice President, Sales and Marketing since March 1998. From 1993 to 1998, Mr. Zack held senior management positions of General Manager and Executive Director Marketing with Advanced Tissue Sciences, a biotechnology company focused on tissue engineering. Prior to that, he was Executive Director Marketing for Ciba-Geigy from 1987 to 1993, and Product Director from 1982 to 1987, where he was responsible for a number of successful product launches. From 1973 to 1982, he held positions in sales and new product development with Ciba-Geigy. Mr. Zack obtained a B.A. in biology from Colgate University, and an M.B.A. from St. John's University in New York.

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

          Prior to March 9, 2000, there was no established market for the Company's common stock. Since March 9, 2000, the common stock has traded on the Nasdaq National Market ("NNM") under the symbol "OPHM."

          The following table sets forth the high and low bid information for the common stock for each of the quarters in the period beginning March 9, 2000 through December 31, 2000 as reported on NNM.

  Quarter Ended                   High          Low
  -------------                   ----          ---

March 31, 2000                    $36.875       $17.000
June 30, 2000                     $20.125       $ 5.000
September 30, 2000                $13.500       $ 6.875
December 31, 2000                 $15.750       $ 7.375

          As of March 6, 2001, the approximate number of holders of record of the common stock was 77 and the approximate number of beneficial holders of the common stock was 2,971.

DIVIDEND POLICY

          We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, as we currently intend to retain future earnings, if any, to fund the continued development and growth of our business.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

          On March 9, 2000, the Company consummated its initial public offering (the "Offering") of its common stock, par value $0.001 per share, (the "Common Stock") using the registration statement on Form S-1 (File No. 333-93881) that was declared effective on that date.

          The net offering proceeds to the Company from the offering (including the sale of shares to cover underwriters' over-allotments), after deducting the discounts, commissions, fees and expenses, were approximately $76.0 million. During the period March 9, 2000 through December 31, 2000 we have used cash on hand prior to the IPO plus $728,575 of the offering proceeds. We have applied the net proceeds raised as follows:

Construction of plant, building and facilities                       $         -
Purchase and installation of machinery and equipment                           -
Purchases of real estate                                                       -
Acquisition of other businesses                                                -
Repayment of indebtedness                                                      -
Working capital                                                      $   728,575
Temporary investments (money market account)                         $75,255,171

UNREGISTERED SECURITIES

          There were no sales of unregistered securities during the year ended December 31, 2000.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data of OraPharma should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 and the consolidated financial statements and related notes beginning on page F-1. The selected financial data for the period from inception (August 1, 1996) through December 31, 1996, the years ended December 31, 1997, 1998, 1999 and 2000 and the period from inception through December 31, 2000 are derived from the audited financial statements.

                                     Period from                                                                   Period from
                                      Inception                                                                     Inception
                                     (August 1,                                                                     (August 1,
                                        1996)                                                                         1996)
                                       Through                            Year Ended                                 Through
                                     December 31,                         December 31,                             December 31,
                                                     ----------------------------------------------------------
                                         1996            1997          1998            1999            2000           2000
                                         ----        ------------  ------------    ------------    ------------   ------------
Statement of Operations Data:
Operating expenses:
  Research and development             $   26,294    $  1,706,393  $   7,589,000   $  9,693,413    $  8,205,573   $ 27,220,673
  Marketing, general and
    administrative                        408,295         939,469      1,604,579      2,189,577       8,350,336     13,492,256
                                       ----------    ------------  -------------   ------------    ------------   ------------
     Operating loss                      (434,589)     (2,645,862)    (9,193,579)   (11,882,990)    (16,555,909)   (40,712,929)
Interest income, net                         (641)        504,123        424,488        636,957       4,239,397      5,804,324
                                       ----------    ------------  -------------   ------------    ------------   ------------
Net loss                                 (435,230)     (2,141,739)    (8,769,091)   (11,246,033)    (12,316,512)   (34,908,605)
Non-cash preferred stock charge                 -               -              -      1,729,651               -      1,729,651
                                       ----------    ------------  -------------   ------------    ------------   ------------
Net loss to common stockholders        $ (435,230)   $ (2,141,739) $  (8,769,091)  $(12,975,684)   $(12,316,512)  $(36,638,256)
                                       ==========    ============  =============   ============    ============   ============
Basic and diluted net loss per share                 $      (5.05) $      (13.72)  $     (16.74)   $      (1.13)
                                                     ============  =============   ============    ============
Shares used in computing basic
  and diluted net loss per share                          424,054        639,339        775,116      10,921,573
                                                     ============  =============   ============    ============
Pro forma basic and diluted
  net loss per share                                                               $      (1.67)   $      (1.00)
                                                                                   ============    ============
Shares used in computing pro
  forma basic and diluted
  net loss per share                                                                  7,792,759      12,325,624
                                                                                   ============    ============

                                                                              As of December 31,
                                                   ---------------------------------------------------------------------------
                                                      1996           1997             1998            1999            2000
                                                      ----           ----             ----            ----            ----
Balance Sheet Data:
Cash and cash equivalents                          $    37,704   $ 10,136,747     $ 19,236,084    $ 13,073,803    $ 75,255,171
Total assets                                            61,479     10,859,584       20,480,402      14,711,739      80,431,518
Long-term debt                                               -              -          480,978         288,043               -
Redeemable convertible preferred stock                       -     12,822,767       28,771,713      32,974,359               -

Deficit accumulated during the development stage      (435,230)    (2,576,969)      (11,346,060)   (22,592,093)    (34,908,605)
Total stockholders' equity (deficit)                  (359,071)    (2,446,806)      (11,080,451)   (20,616,829)     76,472,394

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements about, but are not limited to, the following:

          . the anticipated market launch date for Arestin(TM);

          . deploying a sales and marketing force for Arestin(TM), including related training activities;

          . the success of our sales and marketing efforts for Arestin(TM);

          . our intentions regarding international collaborations to distribute
            Arestin(TM) outside of the United States;

          . the status of the regulatory approval process for Arestin(TM) outside of the United States;

          . the status of our product development efforts for our oral mucositis and bone regeneration products, and the prospects of advancing these products into human clinical trials, as well as the status of our other new product development initiatives;

          . anticipated operating losses and capital expenditures; and

          . the adequacy of our liquidity position.

     When used in this Report, we intend the words "may", "believe", "anticipate", "plan", "project", "expect", "require", "intend", "assume" and similar words to identify "forward-looking statements." These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. Such risks and uncertainties include possible events that may prevent or cause a delay in the market launch of Arestin(TM) in the United States; our ability to successfully market Arestin(TM) in the United States; the possible failure of clinical trials for our product candidates; our ability to successfully market product candidates; our ability to achieve milestones on which licensed rights to commercialize Arestin(TM) are dependent; the prospect of continued losses; our dependence on sole-source suppliers for the production and distribution of Arestin(TM); our ability to attract one or more partners to distribute Arestin(TM) outside of the United States, on terms that are acceptable to us; our ability to obtain regulatory approval for Arestin(TM) outside of the United States; and other risks and factors identified from time to time in reports we file with the Securities and Exchange Commission, or in public statements issued by us. You should not place undue reliance on our forward-looking statements. We disclaim any obligation to update any forward-looking statement, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW OF OUR FINANCIAL PERFORMANCE

Background

     We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of locally delivered pharmaceutical products for oral healthcare. Some programs are based on our core technology that we licensed from American Home Products ("AHP"). Additional programs are based on technology that we license from others. With respect to our new product candidates, other than Arestin(TM), we have formed relationships to capitalize on our core technology and expand our expertise in drug formulation and development. We cannot accurately estimate either the cost of these development activities or the time when the costs will be incurred, and we are unable to predict with any certainty if product candidates will become commercial products.

     We are a development-stage pharmaceutical company and have not generated revenues from product sales. We have not been profitable and since inception have incurred a cumulative net loss of approximately $34.9 million through December 31, 2000. These losses have resulted principally from costs incurred in research and development activities, including Phase 3 clinical trials of our lead product, Arestin(TM), and marketing, general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to new product candidates will continue to increase. We also expect manufacturing, sales and marketing costs to increase as we prepare for, and initiate, the launch of Arestin(TM).

     In October 1999, we completed Phase 3 clinical trials for Arestin(TM) for the adjunct treatment of adult periodontitis. We filed a New Drug Application ("NDA") for Arestin(TM) with the United States Food and Drug Administration ("FDA") on February 17, 2000. The FDA accepted the NDA for review on April 21, 2000 and we received final approval from the FDA to market Arestin(TM) in the United States on February 16, 2001. Most of our revenue for the foreseeable future will depend on our ability to successfully market Arestin(TM). We intend to sell Arestin(TM) in the United States by deploying a sales and marketing force initially comprised of 63 persons, which are all on staff as of March 6, 2001. In the international markets, we intend to rely on one or more independent distributors to market and sell Arestin(TM). We intend to establish an international infrastructure to support these distributors, and may selectively establish our own sales force, if necessary, to augment these relationships.

Equity Financings

         We have financed our operations primarily with the net proceeds generated from the issuance of common and redeemable convertible preferred stock. From our inception in August 1996 through December 31, 1999, we received net proceeds of approximately $33.7 million from the sale of redeemable convertible preferred stock.

         On March 9, 2000, we sold 4,000,000 shares of common stock in connection with our initial public offering and received net proceeds of approximately $66.0 million. On April 7, 2000, we sold an additional 600,000 shares to cover underwriters' over-allotments and received net proceeds of approximately $10.0 million.

         At the effective date of the initial public offering on March 9, 2000, all outstanding shares of redeemable convertible preferred stock automatically converted into an aggregate of 7,557,100 shares of common stock.

Milestone Payments, Royalties and License Fees

         In April 2000, we paid American Home Products ("AHP") a milestone payment of $500,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $2.5 million was paid to AHP on March 16, 2001 as a result of the FDA approval of Arestin(TM) for the adjunct treatment of adult periodontitis. We also paid AHP $250,000 and issued AHP 110,000 shares of our common stock at the time we entered into our license agreement in February 1997. Our license agreement with AHP also requires us to pay royalties on sales of Arestin(TM) and other products that are covered by the AHP patents or developed using the AHP technology.

         In April 2000, we paid Gary R. Jernberg, DDS a milestone payment of $50,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $100,000 was paid to Dr. Jernberg on March 16, 2001 as a result of the FDA approval of Arestin(TM). We also issued Dr. Jernberg a warrant to purchase 20,000 shares of common stock at an exercise price of $0.10 per share, which warrant was exercised in April 1997, and engaged Dr. Jernberg as an advisor, for an annual retainer fee of $30,000. We are required to pay royalties on sales of Arestin(TM) to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est., relating to technology previously licensed by AHP to this third party. The cumulative amount of any retainers paid to Dr. Jernberg will reduce any royalties payable to Dr. Jernberg, and any royalties payable to either of these parties can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

         We paid Mucosal Therapeutics LLC $200,000 and issued Mucosal Therapeutics a warrant to purchase 27,500 shares of our common stock in December 1998. In December 1999, we completed our first milestone and paid Mucosal Therapeutics $100,000 and issued them a warrant to purchase 41,152 shares of our common stock. During 1999, we recorded the $100,000 payment and the $346,108 fair value of the warrant as research and development expense. We are required to make payments totaling $2.0 million to Mucosal Therapeutics in cash, or $1.0 million in cash and $1.25 million in common stock, as other milestones are achieved, and upon FDA approval of a pharmaceutical product for the treatment of oral mucositis. The license agreement further obligates us to pay Mucosal Therapeutics royalties on sales of pharmaceutical products covered by or involving use of this technology.

         We have also entered into a research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics, to perform preclinical studies on our behalf and to provide us with research and general consulting services regarding our development of the oral mucositis technology. At December 31, 2000, the remaining payments due to this third party are expected to total $285,000 through 2002.

         We issued 82,500 shares of common stock to Children's Medical Center Corporation ("CMCC") in December 1998. We are also required to make milestone payments totaling $1.0 million to CMCC, payable in the form of cash or shares of our common stock, upon submission of our first NDA relating to a bone regeneration product candidate and upon approval of our first NDA. We are also obligated to pay CMCC royalties on sales of products covered by the CMCC patents, or which are specified bone and soft-tissue regeneration products. We have also entered into a sponsored research agreement with Children's Hospital, a non-profit affiliate of CMCC, to conduct research in the area of bone and soft-tissue regeneration and perform related preclinical studies. At December 31, 2000, the remaining payments due under the sponsored-research agreement are expected to total $416,667 through 2002.

Results of Operations

         Years Ended December 31, 2000 and 1999.

         Research and Development Expenses. Research and development totaled approximately $8.2 million for the year ended December 31, 2000 compared to approximately $9.7 million for the same period in 1999, a decrease of 15.3%. This decrease of approximately $1.5 million was primarily due to reduced spending for Phase 3 clinical trials for Arestin(TM), that was partially offset by increased spending for new product development and scale-up activities associated with the production of Arestin(TM).

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses totaled approximately $8.4 million for the year ended December 31, 2000 compared to approximately $2.2 million in the same period in 1999, an increase of 281%. This increase of approximately $6.2 million is primarily due to increased spending for sales and marketing activities associated with the planned market launch of Arestin(TM), and to a lesser extent, higher personnel costs and professional expenses.

         Interest Income, net. Interest income totaled approximately $4.2 million for the year ended December 31, 2000 compared to $689,000 in the same period in 1999, an increase of 516%. This increase of approximately $3.5 million is attributable to higher levels of cash and cash equivalents available for investment in 2000, and higher interest rates. The higher levels of cash and cash equivalents were due to the initial public offering of our common stock on March 9, 2000 and the over-allotment sale on April 7, 2000. Interest expense for the same periods was $9,000 and $52,000, respectively, and represented interest paid on an equipment financing credit facility.

         Net Loss. Net loss totaled approximately $12.3 million for the year ended December 31, 2000 compared to approximately $11.2 million in the same period in 1999, an increase of 9.5%. This increase of approximately $1.1 million was due to increased spending for marketing activities, the production scale-up of Arestin(TM), and new product development. These increases were partially offset by reduced spending for Phase 3 clinical trials and increased interest income.

         Net Loss to Common Stockholders. Included in the 1999 net loss to common stockholders is a non-cash preferred stock charge of approximately $1.7 million. See Note 9 in Notes to Financial Statements.

         Years Ended December 31, 1999 and 1998.

         Research and Development Expenses. Research and development expenses totaled approximately $9.7 million for the year ended December 31, 1999 compared to approximately $7.6 million in the same period in 1998, an increase of 27.7%. This increase of approximately $2.1 million was primarily due to costs associated with Phase 3 clinical trials of Arestin(TM), and to a lesser extent, increased spending to develop new product candidates.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses totaled approximately $2.2 million for the year ended December 31, 1999 compared to approximately $1.6 million in the same period in 1998, an increase of 36.5%. This increase of $585,000 is primarily due to higher personnel costs, together with higher facility costs and the costs associated with the preliminary marketing efforts for Arestin(TM) and the pursuit of corporate collaborations.

         Interest Income, net. Interest income for the years ended December 31, 1999 and 1998 was $689,000 and $463,000, respectively. The increase of $226,000 is attributable to higher levels of cash and cash equivalents available for investment in 1999 from the proceeds of the sale of our preferred stock in December 1998 and December 1999, respectively. Interest expense for the same periods was $52,000 and $38,000, and represents interest incurred on an equipment financing credit facility.

         Net Loss. The net loss was approximately $11.2 million for the year ended December 31, 1999 compared to approximately $8.8 million in the same period in 1998, an increase of 28.2%. This increase of approximately $2.4 million reflects increases in research and development, and marketing, general and administrative expenses, offset by the increase in interest income.

         Net Loss to Common Stockholders. Included in the 1999 net loss to common stockholders is a non-cash preferred stock charge of approximately $1.7 million. See Note 9 in Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had cash and cash equivalents of approximately $75.3 million, an increase of approximately $62.2 million from December 31, 1999. On March 9, 2000, we sold 4,000,000 shares of common stock in our initial public offering, and raised net proceeds of approximately $66.0 million. On April 7, 2000, we sold an additional 600,000 shares of common stock to cover underwriters' over-allotments, and received net proceeds of approximately $10.0 million. As of December 31, 2000, the approximately $75.3 million remaining from the sale of these shares was invested in a money market fund that invests in short-term government and investment-grade, interest-bearing securities.

         During the year ended December 31, 2000, net cash used in operating activities was approximately $9.4 million. This represents the net loss for the period, adjusted for certain non-cash expenses, and changes in other operating assets and liabilities, principally increases in accounts payable and accrued expenses, as set forth in the statements of cash flows.

         Net cash used in investing activities for the year ended December 31, 2000 was approximately $4.1 million. Approximately $1.3 million was used for the purchase of leasehold improvements at the facility of the contract manufacturer who will produce Arestin(TM). Production equipment was purchased for approximately $1.3 million, computer hardware and software for $640,000, milestone payments on our licensing agreements were $550,000, and payments for laboratory, telephone and office equipment, together with leasehold improvements at our corporate headquarters were $300,000.

         We anticipate that our capital expenditures will be approximately $7.2 million for the year ending December 31, 2001. Of this amount, approximately $2.6 million will be for milestone payments on our licensing agreements, approximately $3.0 million will be for production equipment and Arestin(TM) dispenser handles, and approximately $1.1 million will be for equipment, software, leasehold improvements, office equipment and furniture. We have also committed to expenditures of approximately $500,000 for leasehold improvements at the facility of the contract manufacturer who will produce Arestin(TM).

         Net cash proceeds from financing activities for the year ended December 31, 2000 totaled approximately $76.0 million from the sale of 4,600,000 shares of common stock in our initial public offering.

         In June 1999, we increased our credit facility with a bank from $750,000 to $1,750,000. The facility was used to finance leasehold improvements and purchases of equipment and software through June 30, 2000. Borrowings under this facility bore interest at the prime rate plus 0.75%. On March 29, 2000, we repaid the outstanding balance of $480,978. This credit facility expired on June 30, 2000 and was not renewed.

         We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 18 to 65 months. Current minimum annual payments for both the real and personal property leases total $258,787 per year.

         We believe that our current cash position and expected interest income will be sufficient to fund our operations and capital expenditures through at least the year 2001. Market demand for Arestin(TM), together with any acquisition, licensing agreements, or similar transactions may cause us to require additional capital in 2002 and beyond. Our operating expenses and capital expenditures will increase due to the manufacturing scale-up and planned market launch of Arestin(TM) in the second quarter of 2001. Research and development expenditures, including clinical studies, will continue at high levels as we develop and advance new product candidates. The initiation of commercial manufacturing will require expenditures for the completion of a leasehold improvement at a contract manufacture's facility, the purchase of production equipment and the hiring of additional staff to coordinate raw material suppliers and manage contract manufacturing services at multiple locations. Sales and marketing activities are underway for the planned launch of Arestin(TM). We intend to hire additional research and development, clinical research and administrative staff to support the planned Arestin(TM) launch and the planned new product development activities in 2001.

INCOME TAXES

         As of December 31, 2000, we had approximately $34.2 million and $945,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates beginning in 2011. These amounts reflect differences in the treatment of expenses for tax reporting and financial reporting. The Tax Reform Act of 1986, as amended, contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year or if there is an ownership change. Any future ownership change, such as described in Section 382 of the Internal Revenue Code, may limit the utilization of net operating loss and tax credit carryforwards.

IMPACT OF INFLATION

         We are unable to predict the impact, if any, that inflation may have on our future operating costs and potential product revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which was adopted by us on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As we do not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is not expected to have any impact on our financial position or results of operations for the year 2001.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules and provides specific guidance on revenue recognition of up-front non-refundable license fees. Because we have not had any license fee revenue, the adoption of SAB 101 did not have any impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Our cash and cash equivalents total approximately $75.3 million at December 31, 2000. These assets are invested in a money market fund that invests in short-term government and investment-grade securities, on which we were earning 6.15% at December 31, 2000. The reduction of interest rates in January 2001 had, and any future decline in interest rates, will have a negative impact on the interest income we will earn on these assets. We have not entered into any arrangements to offset such risk.

         We do not currently have any interest bearing debt, nor do we utilize any hedging or derivative instruments. Accordingly, interest rate or foreign currency fluctuations will not have a direct impact on our results of operations unless, and until, we enter into loan agreements or hedging transactions.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.      EXECUTIVE COMPENSATION

         The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1) Financial Statements.

           Reference is made to the Index to Consolidated Financial Statements on Page F-1.

     (2) Financial Statement Schedule

           None.

     (3) Exhibits.

           Reference is made to the Index to Exhibits on Page 30.

(b)      Reports on Form 8-K.

           No Reports on Form 8-K were filed during the last quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ORAPHARMA, INC.


Date:      March  27, 2001                 /s/  Michael D. Kishbauch
-----      ---------------                 -------------------------

                                           Michael D. Kishbauch
                                           President and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each director whose signature appears below constitutes and appoints Michael D. Kishbauch and James A. Ratigan, jointly and severally, as his or her attorney-in-fact, each with full power of substitution, for him or her, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      March 27, 2001            /s/  Michael D. Kishbauch
-----      --------------           -------------------------------------
                                    Michael D. Kishbauch
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:      March 27, 2001            /s/  James A. Ratigan
-----      ---------------          -------------------------------------
                                    James A. Ratigan
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary (Principal Financial
                                    Officer)



Date:      March 27, 2001            /s/  Robert D. Haddow
-----      ---------------          -------------------------------------
                                    Robert D. Haddow
                                    Controller (Principal Accounting Officer)



Date:      March 27, 2001            /s/  James J. Mauzey
-----      ---------------          -------------------------------------
                                    James J. Mauzey
                                    Director



Date:      March 27, 2001            /s/  Christopher Moller
-----      --------------           -------------------------------------
                                    Christopher Moller, Ph.D.
                                    Director



Date:      March 27, 2001            /s/  Eileen M. More
-----      --------------           -------------------------------------
                                    Eileen M. More
                                    Director

Date:      March 27, 2001            /s/  Harry T. Rein
-----      --------------           -------------------------------------
                                    Harry T. Rein
                                    Director

Date:      March 27, 2001            /s/  Seth A. Rudnick
-----      --------------           --------------------------------------
                                    Seth A. Rudnick, M.D.
                                    Director

Date:      March 27, 2001            /s/  David I. Scheer
-----      --------------           --------------------------------------
                                    David I. Scheer
                                    Director

Date:      March 27, 2001            /s/  Jesse I. Treu
-----      --------------           --------------------------------------
                                    Jesse I. Treu, Ph.D.
                                    Director

EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

3.1       Fourth Amended and Restated Certificate of Incorporation of the
          Company. 1

3.2       Amended and Restated Bylaws of the Company. 1

4.1 Second Amended and Restated Stockholders Agreement among OraPharma, Inc. and the parties set forth therein, dated December 23, 1999. 1

4.2       Warrant issued to Oak Investment Partners VI, Limited Partnership. 1

4.3       Warrant issued to Oak V Affiliates Fund, Limited Partnership. 1

4.4       Warrant issued to Canaan S.B.I.C., L.P. 1

4.5       Warrant issued to Canaan Capital Limited Partnership. 1

4.6       Warrant issued to Canaan Capital Offshore Limited Partnership. 1

4.7 Series A Preferred and Series B Preferred Stock Purchase Agreement among OraPharma and the parties named therein, dated February 26, 1997. 1

4.8 Series C Preferred Stock Purchase Agreement among OraPharma, Inc. and the parties named therein, dated December 1, 1998. 1

4.9 Series D Preferred Stock Purchase Agreement among OraPharma, Inc. and the parties named therein, dated December 23, 1999. 1

4.10 Restricted Stock Purchase Agreement between BioMorphics Group, Inc. and OraPharma dated December 31, 1998. 1

4.11 Restricted Stock Purchase Agreement between Children's Medical Center Corporation and OraPharma dated December 31, 1998. 1

4.12      Warrant issued to Mucosal Therapeutics. 1

4.13 Restricted Stock Purchase Agreement between American Cyanamid Company and OraPharma, dated February 26, 1997. 1

4.14 Restricted Stock Purchase Agreement between Scheer Investment Holdings 1, L.L.C. and OraPharma dated February 24, 1997. 1

4.15 Restricted Stock Purchase Agreement between Oak V1 Affiliates Fund, Limited Partnership and OraPharma, dated February 26, 1997. 1

4.16 Restricted Stock Purchase Agreement between Oak Investment Partners VI, Limited Partnership and OraPharma, dated February 26, 1997. 1

4.17 Restricted Stock Purchase Agreement between Michael D. Kishbauch and OraPharma, dated March 6, 1997. 1 *

4.18 Restricted Stock Purchase Agreement between J. Ronald Lawter and OraPharma, dated March 19, 1997. 1 *

4.19      Warrant issued to Canaan Equity L.P. 1

4.20      Warrant issued to Domain Partners IV, L.P 1

4.21      Warrant issued to DP IV Associates, L.P. 1

4.22      Warrant issued to Old Court Limited 1

4.23      Warrant issued to Frazier Healthcare 11. L.P. 1

4.24      Warrant issued to HealthCap KB. 1

4.25      Warrant issued to HealthCap CoInvest KB. 1

4.26      Warrant issued to Oak Investment Partners VI, Limited Partnership. 1

4.27      Warrant issued to Oak V1 Affiliates Fund, Limited Partnership. 1

4.28      Warrant issued to Sentron Medical, Inc. 1

4.29      Warrant issued to TL Ventures III L.P. 1

4.30      Warrant issued to TL Ventures III Interfund L.P. 1

4.31      Warrant issued to TL Ventures III Offshore L.P. 1

4.32      Warrant issued to Mucosal Therapeutics LLC. 1

4.33 First Amendment to Warrant issued to Oak Investment Partners VI, Limited Partnership. 1

4.34 First Amendment to Warrant issued to Oak Affiliates Fund, Limited Partnership. 1

4.35      First Amendment to Warrant issued to Canaan S.B.I.C., L.P. 1

4.36      First Amendment to Warrant issued to Canaan Capital Limited
          Partnership. 1

4.37 First Amendment to Warrant issued to Canaan Capital Offshore Limited Partnership C.V. 1

10.1      OraPharma, Inc. 1996 Stock Option Plan. 1 *

10.2      OraPharma, Inc. 1999 Equity Compensation Plan. 1 *

10.3 Office Space Lease for 732 Louis Drive, Warminster, Pennsylvania, between Equivest Management Corporation and OraPharma, Inc. dated July 31, 1998. 1

10.3a First Amendment to office lease for 732 Louis Drive, Warminster, Pennsylvania, between Equivest Management Corporation and OraPharma, Inc. dated December 19, 2000.

10.4 Loan and Security Agreement between Silicon Valley Bank and OraPharma dated October 10, 1997. 1

10.5 Children's Hospital Sponsored Research Agreement, between Children's Hospital and OraPharma dated December 31. 1998. 1 #

10.6 License Agreement between Children's Medical Center Corporation and OraPharma, dated December 31, 1998. 1 #

10.7 License Agreement between Mucosal Therapeutics LLC and OraPharma, dated December 14. 1998. 1 #

10.8 Research and Consulting Agreement between Biomodels LLC and OraPharma dated December 14, 1998. 1 #

10.9 License Agreement between American Cyanamid Company and OraPharma, Inc. dated February 26, 1997. 1 #

10.10 License Agreement between Gary R. Jernberg and OraPharma, dated December 19, 1996. 1 #

10.11 License Agreement between Technical Developments and Investments, Est. and OraPharma dated February 13, 1997. 1 #

10.12     Amendment to the OraPharma. Inc. 1996 Stock Option Plan. 1 *

10.13 Packaging Agreement dated November 9, 2000 between Packaging Corporation Inc. and OraPharma. @

10.14 Manufacture and Supply Agreement between aaiPharma, Inc. and OraPharma, Inc. dated as of February 16, 2001. @

21.1      Subsidiaries of the Registrant.

23.1      Consent of Arthur Andersen LLP.

24.1      Power of Attorney. (Included on signature pages hereto)
____________________
1 Incorporated by reference to the Company's registration statement on Form S-1 (Reg. No. 333-93881).
@ Confidential Treatment Requested.
# Confidential Treatment Granted.
* Represents a management contract or compensatory plan or arrangement.

                        ORAPHARMA, INC. AND SUBSIDIARY
                        (a development - stage company)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----
Report of Independent Public Accountants..........................................  F-2

Consolidated Balance Sheets.......................................................  F-3

Consolidated Statements of Operations............................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit)........................   F-5

Consolidated Statements of Cash Flows............................................   F-6

Notes to Consolidated Financial Statements.......................................   F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To OraPharma, Inc.:

          We have audited the accompanying consolidated balance sheets of OraPharma, Inc. (a Delaware corporation in the development stage) and Subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 1, 1996) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OraPharma, Inc. and Subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (August 1, 1996) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                               /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
    February 16, 2001

                        ORAPHARMA, INC. AND SUBSIDIARY
                        (a development - stage company)
                          Consolidated Balance Sheets

                                                                                    December 31,

                                                                             1999               2000
                                                                         ------------       -------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                       $ 13,073,803       $  75,255,171
         Prepaid expenses and other                                           263,944             434,562
         Deferred offering costs                                              222,012                   -
                                                                         ------------       -------------
             Total current assets                                          13,559,759          75,689,733
FIXED ASSETS, net                                                             957,897           4,079,422
INTANGIBLE ASSETS, net                                                        194,083             662,363
                                                                         ------------       -------------
             Total assets                                                $ 14,711,739       $  80,431,518
                                                                         ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
         Current portion of long-term debt                               $    192,935       $           -
         Accounts payable                                                     452,763           2,216,719
         Accrued expenses                                                   1,420,468           1,742,405
                                                                         ------------       -------------
             Total current liabilities                                      2,066,166           3,959,124
                                                                         ------------       -------------

LONG-TERM DEBT                                                                288,043                   -
                                                                         ------------       -------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     32,974,359                   -
                                                                         ------------       -------------
COMMITMENTS (Note 7)
STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred Stock, par value $.001 per share,
         5,000,000 authorized, none issued                                          -                   -
      Common stock, par value $.001 per share,
         50,000,000 shares authorized, 1,039,635, and
         13,421,224 issued and outstanding at December 31, 1999
         and 2000, respectively                                                 1,040              13,421
      Additional paid-in capital                                            2,789,617         111,969,930
      Deferred compensation                                                  (815,393)           (602,352)
      Deficit accumulated during the development stage                    (22,592,093)        (34,908,605)
                                                                         ------------       -------------
             Total stockholders' equity (deficit)                         (20,616,829)         76,472,394
                                                                         ------------       -------------
             Total liabilities and stockholders' equity                  $ 14,711,739       $  80,431,518
                                                                         ============       =============

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY
                        (a development - stage company)

                    Consolidated Statements of Operations

                                                                                                                Period from
                                                                                                                 Inception
                                                                                                             (August 1, 1996)
                                                                                                                 Through
                                                                     Year Ended December 31,                   December 31,
                                                        -------------------------------------------------
                                                             1998               1999             2000               2000
                                                        --------------    --------------    -------------    ----------------
OPERATING EXPENSES
   Research and development                             $    7,589,000    $    9,693,413    $   8,205,573    $     27,220,673
   Marketing, general and administrative                     1,604,579         2,189,577        8,350,336          13,492,256
                                                        --------------    --------------    -------------    ----------------
        Operating loss                                      (9,193,579)     (11,882,990)      (16,555,909)        (40,712,929)
INTEREST INCOME , net                                          424,488           636,957        4,239,397           5,804,324
                                                        --------------    --------------    -------------    ----------------
NET LOSS                                                    (8,769,091)      (11,246,033)     (12,316,512)        (34,908,605)

NON-CASH PREFERRED STOCK  CHARGE                                     -         1,729,651                -           1,729,651
                                                        --------------    --------------    -------------    ----------------
NET LOSS TO COMMON STOCKHOLDERS                         $   (8,769,091)   $  (12,975,684)   $ (12,316,512)   $    (36,638,256)
                                                        ==============    ==============    =============    ================
BASIC AND DILUTED NET LOSS PER SHARE                    $       (13.72)   $       (16.74)   $       (1.13)
                                                        ==============    ==============    =============
SHARES USED IN COMPUTING BASIC
  AND DILUTED NET LOSS PER SHARE                               639,339           775,116       10,921,573
                                                        ==============    ==============    =============
PRO FORMA BASIC AND DILUTED
  NET LOSS PER SHARE (UNAUDITED)                                          $        (1.67)   $       (1.00)
                                                                          ==============    =============
SHARES USED IN COMPUTING PRO
  FORMA BASIC AND DILUTED NET LOSS
  PER SHARE (UNAUDITED)                                                        7,792,759       12,325,624
                                                                          ==============    =============

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY
                        (a development - stage company)

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                              Additional                During the
                                                            Common Stock        Paid-in    Deferred     Development
                                                          Shares     Amount     Capital  Compensation      Stage        Total
                                                          ------     ------     -------  ------------      -----        -----
Balance at Inception, August 1, 1996                            --  $    --    $      --  $       --    $        --    $        --
  Deferred compensation related to stock options                --       --      189,210    (189,210)            --             --
  Amortization of deferred stock-based compensation             --       --           --      76,159             --         76,159
  Net loss                                                      --       --           --          --       (435,230)      (435,230)
                                                        ----------  -------  -----------   ---------   ------------   ------------
Balance, December 31, 1996                                      --       --      189,210    (113,051)      (435,230)      (359,071)
  Sale of common stock and restricted common stock
     to founders                                           823,088      823          913          --             --          1,736
  Issuance of common stock and warrant as partial
     payment for intangible assets                         110,000      110       23,890          --             --         24,000
  Exercise of warrant to purchase common stock              20,000       20        1,980          --             --          2,000
  Amortization of deferred stock-based compensation             --       --           --      26,268             --         26,268
  Net loss                                                      --       --           --          --     (2,141,739)    (2,141,739)
                                                        ----------  -------  -----------   ---------   ------------   ------------
Balance, December 31, 1997                                 953,088      953      215,993     (86,783)    (2,576,969)    (2,446,806)
  Sale of restricted common stock to a founder and
     exercise of employee stock options                      3,950        4           43          --             --             47
  Deferred compensation related to stock options                --       --      181,040    (181,040)            --             --
   Issuance of warrant to purchase common stock in
     connection with acquisition of technology                  --       --       88,839          --             --         88,839
  Amortization of deferred stock-based compensation             --       --           --      46,560             --         46,560
  Net loss                                                      --       --           --          --     (8,769,091)    (8,769,091)
                                                        ----------  -------  -----------   ---------   ------------   ------------
Balance, December 31, 1998                                 957,038      957      485,915    (221,263)   (11,346,060)   (11,080,451)
  Issuance of common stock in connection with
     acquisition of technology                              82,500       83      400,867          --             --        400,950
  Issuance of warrant to purchase common stock in
     connection with acquisition of technology                  --       --      346,108          --             --        346,108
  Exercise of employee stock options                           100       --           36          --             --             36
  Deferred compensation related to stock options                --       --      800,519    (766,542)            --         33,977
  Amortization of deferred stock-based compensation             --       --          --      172,412             --        172,412
  Issuance of warrant to purchase common stock in
     connection with sale of Series D preferred stock           --       --      756,204          --             --        756,204
  Adjustment related to stock split                             (3)      --          (32)         --             --            (32)
  Net loss                                                      --       --           --          --    (11,246,033)   (11,246,033)
                                                        ----------  -------  -----------   ---------   ------------   ------------
Balance, December 31, 1999                               1,039,635    1,040    2,789,617    (815,393)   (22,592,093)   (20,616,829)
  Sale of common stock in connection with initial
     public offering                                     4,600,000    4,600   75,979,143          --             --     75,983,743
  Conversion of preferred stock into common stock        7,557,100    7,557   33,027,965          --             --     33,035,522
  Exercise of stock options                                224,489      224       64,156          --             --         64,380
  Stock-based compensation expense                              --       --      109,049          --             --        109,049
  Amortization of deferred stock-based compensation             --       --           --     213,041             --        213,041
  Net loss                                                      --       --           --          --    (12,316,512)   (12,316,512)
                                                        ----------  ------- ------------   ---------   ------------   ------------
Balance, December 31, 2000                              13,421,224  $13,421 $111,969,930   $(602,352)  $(34,908,605)  $ 76,472,394
                                                        ==========  ======= ============   =========   ============   ============


   The accompanying notes are an integral part of these financial statements

                        ORAPHARMA, INC. AND SUBSIDIARY
                       ( a development - stage company )
                     Consolidated Statements of Cash Flows

                                                                                                                   Period from
                                                                                                                    Inception
                                                                                                                 (August 1, 1996)
                                                                                                                      Through
                                                                           Years Ended December 31,                 December 31,
                                                             ---------------------------------------------------
                                                                   1998             1999               2000             2000
                                                             ----------------  --------------     --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                    $(8,769,091)      $(11,246,033)   $(12,316,512)   $(34,908,605)
    Adjustments to reconcile net loss to net cash used in
    operating activities-
         Depreciation and amortization                              188,956            282,842         488,880       1,022,867
         Stock based compensation expense                            46,560            206,389         322,090         677,466
         Common stock and warrants issued in connection
            with acquisition of technology                          489,789            346,108               -         835,897
    Changes in operating assets and liabilities -
         Prepaid expenses and other                                 (10,382)          (217,503)       (170,618)       (434,562)
         Accounts payable                                           583,043           (369,168)      1,763,956       2,216,719
         Accrued expenses                                           647,613            106,078         471,937       1,470,361
                                                                -----------       ------------    ------------    ------------
                 Net cash used in operating activities           (6,823,512)       (10,891,287)     (9,440,267)    (29,119,857)
                                                                -----------       ------------    ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital expenditures                                           (700,055)          (236,945)     (3,528,685)     (4,931,013)
    Expenditures for intangible assets                                    -                  -        (550,000)       (809,639)
                                                                -----------       ------------    ------------    ------------
                 Net cash used in investing activities             (700,055)          (236,945)     (4,078,685)     (5,740,652)
                                                                -----------       ------------    ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                         750,000                  -               -         915,000
    Proceeds from sale of preferred stock, net of expenses       15,948,944          4,958,850               -      33,730,563
    Proceeds from initial public offering                                 -                  -      76,116,918      76,116,918

    Proceed from the exercise of stock options and warrants              47                 36          64,380          68,199
    Proceeds from PA Opportunity Grant                                    -            200,000               -         200,000
    Repayment of notes payable                                      (76,087)          (192,935)       (480,978)       (915,000)
                                                                -----------       ------------    ------------    ------------
                 Net cash provided by financing activities       16,622,904          4,965,951      75,700,320     110,115,680
                                                                -----------       ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              9,099,337         (6,162,281)     62,181,368      75,255,171
CASH AND CASH EQUIVALENTS, beginning of period                   10,136,747         19,236,084      13,073,803               -
                                                                -----------       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                        $19,236,084       $ 13,073,803    $ 75,255,171    $ 75,255,171
                                                                ===========       ============    ============    ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                      $    37,631       $     48,039    $     13,346    $     95,965
                                                                ===========       ============    ============    ============
    Non-cash financing activities-
    Issuance of common stock and warrants for
       acquisition of intangible assets                         $         -       $          -    $          -    $     24,000
                                                                ===========       ============    ============    ============

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY
                         (a development-stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Background

OraPharma, Inc. (the "Company") was incorporated on August 1, 1996. In February 1997, the Company acquired certain technologies and other assets relating to drug delivery technologies, together with certain exclusive patent license rights to apply the acquired technologies to oral health care, as well as certain nonexclusive patent license rights for other potential applications of the acquired technologies.

Since February 1997, the Company has focused its efforts on research and development activities related to the completion of its lead product candidate, Arestin(TM), which is based on the acquired technologies. During 1998, the Company initiated Phase 3 clinical trials in order to obtain the approval of the United States Food and Drug Administration ("FDA") for this oral healthcare product. These trials were completed in October 1999. The Company filed a new drug application ("NDA") with the FDA on February 17, 2000. The FDA accepted the NDA for review on April 21, 2000 and the Company received final approval from the FDA to market Arestin(TM) on February 16, 2001.

During 1998, the Company acquired license rights to certain other technologies that it intends to develop into future product candidates.

The Company has not generated any revenues from product sales and has incurred substantial losses since inception. The Company anticipates incurring additional losses, and the losses may increase as the Company begins to market and sell Arestin(TM) and expands its research and development activities. Operations of the Company are subject to certain additional risks and uncertainties including, among others, dependence on Arestin(TM) and its exclusive licenses, uncertainty of product development, supplier and manufacturing dependence, sales and marketing inexperience, competition, reimbursement availability, dependence on other exclusive licenses and relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. As of December 31, 2000 cash and cash equivalents were invested with one institution in a money market fund that invests in short-term government and investment-grade securities.

Fixed Assets

Depreciation and amortization are provided using the straight-line method of accounting over the estimated useful lives of the related assets or lease term, whichever is shorter. The Company uses lives of three to ten years.

Intangible Assets

Certain acquired technologies, together with acquired patent license rights have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life of ten years.

Research and Development

Research and development costs are charged to expense as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has recognized deferred stock compensation related to certain stock option grants (see Note 9). The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force (EITF) 96-18.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2000.

Net Interest Income (Expense).

For the years ended December 31, 2000 and 1999, the Company received interest and dividend income of $4,248,286 and $689,453, respectively. During the same periods, the Company incurred interest expense of $8,889 and $52,496. The interest income was the result of the investments in a money market account and the interest expense was paid to a bank for an equipment financing facility.

Net Loss Per Common Share

The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the years ended December 31, 1999 and 2000 as described above, and also gives effect to the conversion of the redeemable convertible preferred stock, which automatically converted to common stock on March 9, 2000 upon the closing of the Company's initial public offering, from the original date of issuance.

            The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share:

                                                                                                   Year Ended
                                                                                                   ----------
                                                                                                   December 31,
                                                                                                   ------------
                                                                                       1998            1999            2000
                                                                                   -----------     ------------   ------------
            Net loss to common stockholders.....................................   $(8,769,091)    $(12,975,684)  $(12,316,512)
                                                                                   ===========     ============   ============
            Basic and diluted:
                Weighted-average shares of common stock
                    outstanding.................................................       956,719          999,089     11,052,184
                Less: weighted-average shares subject to
                    repurchase..................................................      (317,380)        (223,973)      (130,611)
                                                                                   -----------     ------------   ------------
                Weighted-average shares used in computing
                    basic and diluted net loss per share........................       639,339          775,116     10,921,573
                                                                                   ===========     ============   ============
            Basic and diluted net loss per share................................   $    (13.72)    $     (16.74)  $      (1.13)
                                                                                   ===========     ============   ============
            Pro forma:
                Net loss to common stockholders.................................                   $(12,975,684)  $(12,316,512)
                                                                                                   ============   ============

                Shares used above...............................................                        775,116     10,921,573
                Pro forma adjustment to reflect the weighted-
                    average effect of assumed conversion of
                    convertible preferred stock (unaudited).....................                      7,017,643      1,404,051
                                                                                                   ------------   ------------
                Shares used in computing pro forma basic and
                    diluted net loss per share (unaudited)......................                      7,792,759     12,325,624
                                                                                                   ============   ============
                Pro forma basic and diluted net loss per share
                    (unaudited).................................................                   $      (1.67)  $      (1.00)
                                                                                                   ============   ============

The Company has excluded all redeemable convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The pro forma calculations exclude outstanding stock options and warrants, and shares subject to repurchase, as they are antidilutive.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which was adopted by the Company on January 1, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is not expected to have any impact on the Company's financial position or results of operations for the year 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 draws on existing accounting rules and provides specific guidance on revenue recognition of up-front non-refundable license fees. As the Company has not had any license fee revenue, the adoption of SAB 101 did not have any impact on the Company's financial position or results of operations.

Recapitalization

In February 2000, the Company effected a 1-for-2 reverse stock split of all outstanding Common and Preferred stock and increased the number of authorized shares of common stock to 50,000,000. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse stock split.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

3.   Fixed Assets

                                                                           December 31,
                                                                           ------------
                                                                      1999             2000
                                                                   ----------       ----------
            Laboratory and production equipment..................  $  811,995       $2,233,589

            Leasehold improvements...............................     293,776        1,651,464
            Furniture and fixtures and office equipment..........     296,557        1,045,960
                                                                   ----------       ----------
                                                                    1,402,328        4,931,013
            Less--Accumulated depreciation.......................    (444,431)        (851,591)
                                                                   ----------       ----------
                                                                   $  957,897       $4,079,422
                                                                   ==========       ==========

4.   Intangible Assets

                                                                           December 31,
                                                                           ------------
                                                                      1999             2000
                                                                   ----------       ----------
            Technology acquisition costs - AHP...................   $ 274,000        $ 774,000

            Technology acquisition costs - Jernberg, D.D.S.......           -           50,000
            Other................................................       9,639            9,639
                                                                   ----------        ---------
                                                                      283,639          833,639
            Less--Accumulated amortization.......................     (89,556)        (171,276)
                                                                   ----------        ---------
                                                                    $ 194,083        $ 662,363
                                                                   ==========        =========

In April 2000, the Company paid American Home Products ("AHP") a milestone payment of $500,000 based on the FDA acceptance of the NDA for review. A second milestone payment of $2.5 million is due to AHP on March 17, 2001 based on the FDA's approval of Arestin(TM) for the adjunct treatment of adult periodontitis on February 16, 2001. The Company also paid AHP $250,000 and issued it 110,000 shares of common stock at the time the Company entered into a license agreement with AHP in February 1997. The license agreement with AHP also requires the Company to pay royalties on sales of Arestin(TM) and other products that are covered by the AHP patents or developed using the AHP technology.

In April 2000, the Company paid Gary R. Jernberg, DDS a milestone payment of $50,000 based on the FDA acceptance of the NDA for review. A second milestone payment of $100,000 is due to Dr. Jernberg on March 17, 2001 based on the FDA's approval of Arestin(TM) for the adjunct treatment of adult periodontitis on February 16, 2001. The Company is also required to pay royalties on sales of Arestin(TM) to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est., relating to technology previously licensed by AHP to this third party. Royalties payable to these parties can be fully credited against up to 50% of the royalties payable under the agreement with AHP.

5.   Accrued Expenses

                                                         December 31,
                                                         ------------
                                                      1999         2000
                                                  ----------   ----------
          Accrued compensation..................  $  351,898   $  543,056
          Accrued research and development......     537,625      233,773
          Accrued offering costs................     150,000            -
          Accrued other.........................     180,945      765,576
          Deferred revenue......................     200,000      200,000
                                                  ----------   ----------
                                                  $1,420,468   $1,742,405
                                                  ==========   ==========

During 1999, the Company received $200,000 under a Commonwealth of Pennsylvania Opportunity Grant. Under the terms of the grant, amounts received are subject to certain performance criteria. The Company has deferred the $200,000, and will recognize this amount upon attaining the performance criteria.

6.   Long-Term Debt

As of December 31, 1999, the Company had a total of $480,978 in bank debt outstanding on a $1,750,000 equipment credit facility with a bank. In March 2000, the then outstanding balance was paid in full. The credit facility expired in June 2000 and was not renewed.

7.   Commitments

Facility Lease

On October 1, 1998, the Company entered into a five-year operating lease for the facility that it currently occupies. On February 1, 2001, a three-year amendment was executed for additional space in the same facility. The following is a summary, as of December 31, 2000, of the future minimum annual lease payments required under this lease.

            2001                                    $253,312
            2002                                     268,782
            2003                                     228,940
            2004                                       7,442
                                                    --------
                Total minimum lease payments        $758,476
                                                    ========


The Company also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 36 to 65 months. Current minimum annual payments under these leases aggregate $5,475 per year.

Rental expense for all operating leases in 1998, 1999 and 2000 was $176,170, $183,881 and $189,538, respectively.

License Agreements

In December 1998, the Company entered into agreements to acquire certain rights to technologies from two entities. Under the terms of these agreements, the Company received exclusive licenses and patent rights for certain product applications based on these preclinical development-stage technologies. The Company also entered into sponsored research and consulting agreements with these entities to continue the development of these technologies on behalf of the Company.

In connection with these agreements, during 1998 the Company incurred a charge of $689,789, inclusive of $200,000 paid in cash and 82,500 shares of the Company's common stock valued at $400,950 and a five-year warrant to purchase 27,500 shares of common stock, at an exercise price of $3.64 per share, valued at $88,839. The Company issued the common stock during 1999 and, accordingly, these shares were not included in shares outstanding as of December 31, 1998. The Company charged the $689,789 to research and development expense, given the preclinical development-stage nature of the technology.

During 1999, upon the completion of a milestone achievement, the Company paid $100,000 in cash and issued a five-year warrant to purchase 41,152 shares of common stock, at an exercise price of $4.86 per share. The Company recorded $346,108 of expense in connection with the issuance of this warrant. Together with the $100,000 cash payment and the warrant value, the Company recorded a $446,108 charge to research and development expense, given the preclinical development stage nature of the technology.

The Company is also required to make payments totaling $2.0 million in cash, or $1.0 million in cash and $1.25 million in common stock, as preclinical and clinical milestones are achieved, and upon FDA approval of a pharmaceutical product. The license agreement further obligates the Company to pay royalties on sales of pharmaceutical products covered by or involving use of the technology.

During 1999 and 2000, the Company also incurred sponsored research and consulting expenses in connection with these agreements of $869,956 and $833,005, respectively. As of December 31, 2000, future sponsored research and consulting payments are scheduled to be an aggregate of $761,780, payable as follows:

            2001             $ 517,892
            2002               243,888

In April 2000, the Company made milestone payments of $550,000 based on the FDA acceptance of the NDA for review. Additional milestone payments of $2,600,000 are due on March 17, 2001 based on the FDA's approval of Arestin(TM) for the adjunct treatment of adult periodontitis on February 16, 2001. As discussed in
Note 4, the Company is obligated to make future royalty payments on any revenues realized from the sale of Arestin(TM).

8.   401(K) Plan

On July 1, 1998, the Company adopted a tax-qualified employee savings and retirement plan, a 401(k) plan, for eligible employees. At the discretion of the board of directors, the Company may make matching contributions on behalf of all participants who have elected to make deferrals to the 401(k) plan. The Company made a matching contribution of $21,055 in 2000, but did not make any matching contribution in 1999 or 1998. Contributions to the 401(k) plan by the Company or by participants are paid to a trustee. The 401(k) plan, and the accompanying trust, are intended to qualify under Section 401(k) of the Internal Revenue Code, as amended, so that contributions and income earned, if any, are not taxable to employees until withdrawn. Contributions made by the Company vest in increments according to a vesting schedule.

9.   Stockholders' Equity

Initial Public Offering

On March 9, 2000, the Company sold 4,000,000 shares of common stock in connection with its initial public offering at $18.00 per share and received net proceeds of approximately $66.0 million. On April 7, 2000, an additional 600,000 shares were sold to cover underwriters' over-allotments and the Company received net proceeds of approximately $10.0 million.

Preferred Stock

The Company sold 400,000 shares of Series "A" Convertible Preferred stock ("Series A"), 3,311,828 shares of Series "B" Convertible Preferred stock ("Series B"), 3,292,177 shares of Series "C" Convertible Preferred stock ("Series C") and 553,095 shares of Series "D" Convertible Preferred stock ("Series D") in February 1997, March 1997, December 1998 and December 1999, at $2.00, $3.64, $4.86 and $9.04 per share, respectively. In connection with the sale of Series "D" shares, warrants to purchase 110,617 shares of common stock were issued. Upon the completion of the initial public offering of the Company's common stock in March 2000, all of the outstanding shares of Series A, B, C and D preferred stock were converted into common stock.

In accordance with EITF 98-5, the Company recorded a deemed dividend on the Series D preferred stock, which represents the excess of the fair market value of the underlying common stock issued to the Series D holders over the adjusted price of the Series D after deducting the fair value ascribed to the warrants issued. Such charge was recorded in 1999 since the Series D were immediately convertible on the date of issuance.

Stock Option Plans

The Company adopted the 1996 Stock Option Plan and the 1999 Equity Compensation Plan (the "Plans"), which provide for the granting of options to all full-time employees, directors and key consultants and advisors to the Company. The Plans are administered by the Compensation Committee of the Board of Directors.

Options under the Plans generally become exercisable as follows: 20% at the first anniversary of the option grant date and 5% at each subsequent quarterly anniversary date. All options expire ten years after the grant date, and no option may be granted for less than the fair market value of the common stock on the date the option is granted.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The Company follows the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." The weighted average fair value of the options granted during 1998, 1999 and 2000 is estimated at $0.12, $1.98 and $6.79 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; volatility of zero in 1998 and 1999, and 70% in 2000; weighted average risk-free interest rate of 5.81% in 1998, 5.22% in 1999 and 5.91% in 2000, and an expected life of 6 years. Had compensation cost for the Company's common stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net loss for the years ended December 31, 1998, 1999 and 2000 would have been as follows:

                                                                                                     December 31,
                                                                                                     ------------
                                                                                     1998               1999              2000
                                                                                 -----------        ------------      ------------
            Net loss to common stockholders--as
                Reported............................................             $(8,769,091)       $(12,975,684)     $(12,316,512)
                                                                                 ===========        ============      ============
            Net loss to common stockholders--pro
                forma...............................................             $(8,774,181)       $(12,985,654)     $(12,464,639)
                                                                                 ===========        ============      ============
            Basic and diluted net loss per share--as
                Reported............................................             $    (13.72)       $     (16.74)     $      (1.13)
                                                                                 ===========        ============      ============
            Basic and diluted net loss per share--
                pro forma...........................................             $    (13.72)       $     (16.75)     $      (1.14)
                                                                                 ===========        ============      ============

            Activity under the Plans is shown in the following table:

                                                                                                                   Aggregate
                                                                                                 Exercise           Exercise
                                                                                  Shares           Price              Price
                                                                                  ------           -----              -----
            Outstanding, Date of Inception.....................                        --      $          --       $       --
                Granted........................................                   136,827          .02 - .20            2,827
                                                                                 --------                          ----------
            Outstanding, December 31, 1996.                                       136,827          .02 - .20            2,827
                Granted........................................                   147,500                .36           53,100
                                                                                 --------                          ----------
            Outstanding, December 31, 1997.                                       284,327          .02 - .36           55,927
                Granted........................................                   130,875                .36           47,115
                Exercised......................................                      (200)               .20              (40)
                Forfeited......................................                      (300)               .20              (60)
                                                                                 --------                          ----------
            Outstanding, December 31, 1998.                                       414,702          .02 - .36          102,942
                Granted........................................                   172,270                .60          103,362
                Exercised......................................                      (100)               .36              (36)
                Forfeited......................................                      (400)               .36             (144)
                                                                                 --------                          ----------
            Outstanding, December 31, 1999.                                       586,472          .02 - .60          206,124
                Granted........................................                   439,645       7.00 - 18.00        4,454,175
                Exercised......................................                  (224,489)         .02 - .60          (64,380)
                                                                                 --------                          ----------
            Outstanding, December 31, 2000.                                       801,628      $ .02 - 18.00       $4,595,919
                                                                                 ========                          ==========

            The following table summarizes information about stock options at December 31, 2000:

                                                      Exercisable Stock
            Outstanding Stock Options                      Options
            -------------------------                      -------
                                            Weighted
                                             Average
                                            Remaining
        Exercise                           Contractual                 Exercise
         Prices                 Shares        Life          Shares      Price
         ------                 ------        ----          ------      -----
          $.02                   58,656       5.9 years      31,391     $  .02
           .36                  172,594       7.0 years      62,900        .36
           .60                  130,733       8.2 years      12,307        .60
       7.00- 10.63              176,925       9.2 years           -          -
      11.00 - 13.25             214,500       9.9 years           -          -
          18.00                  48,220       9.3 years           -          -
                               --------                     -------
                                801,628                     106,598
                               ========                     =======

Under the 1996 Stock Option Plan, at December 31, 2000, options to purchase 586,772 shares had been granted, net of forfeitures, of which 224,789 were exercised, and 361,983 remain outstanding. No options are available for future grants under this plan. The weighted average remaining exercise period relating to the outstanding options was approximately 7.3 years.

Under the 1999 Equity Compensation Plan, at December 31, 2000, options to purchase 439,645 shares had been granted and none were exercised. Options to purchase 810,355 remain available for future grants under this plan. The weighted average remaining exercise period relating to the outstanding options was approximately 9.5 years.

During the years ended December 31, 1999 and 1998, in connection with the grant of options to employees, the Company recorded deferred stock compensation of $766,542 and $181,040, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized to expense ratably over the five-year vesting period of the options. For the year ended December 31, 2000, no deferred stock compensation was recorded because all stock options were granted at the fair market value, as determined by the closing price reported by The Nasdaq National Market, on the date such stock options were granted.

During 2000 and 1999, the Company recorded $109,049 and $33,977 of expense in connection with the vesting of stock options granted to two consultants, based on the fair value of the options using the Black-Scholes option pricing model.

Warrants

In November 1996, the Company issued warrants to purchase 31,249 shares of Series A Preferred stock, at an exercise price of $2.00 per share, in connection with the issuance of convertible notes. On the date of issuance, these warrants were deemed to have nominal fair value. None of these warrants, which expire in December 2003, have been exercised.

In connection with the acquisition of certain technology in December 1998, the Company issued a warrant to purchase 27,500 shares of common stock at $3.64 per share and in December 1999, issued a warrant to purchase 41,152 shares of common stock at $4.86 per share. The fair value of these warrants, using the Black-Scholes option pricing model, were $88,839 and $346,108, respectively, and has been recorded as research and development expense. These warrants expire in January 2004 and December 2004, respectively.

In December 1999, the Company issued warrants to purchase 110,617 shares of common stock at $12.92 per share. These warrants, which were issued to the purchasers of the Company's Series D preferred stock, expire in December 2006. The fair value of these warrants, using the Black-Scholes option pricing model, of $756,204 has been recorded as a credit to additional paid-in capital and was accreted to preferred stock.

Common Stock Subject to Repurchase

During 1997, the Company sold 467,087 shares of common stock to certain members of management at $.002 per share. These shares are subject to repurchase by the Company, at $.002 per share, in the event that their employment is terminated. The number of shares repurchasable by the Company decreases upon the individuals' first anniversary of employment, and further reduces upon subsequent quarterly anniversary dates. As of December 31, 2000, 63,188 shares are subject to repurchase by the Company.

10.  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company has net operating loss carryforwards for tax reporting purposes that will begin to expire in 2011. In addition, pursuant to income tax regulations, the annual utilization of these losses may be limited. Management believes that any such limitation will not have a material impact on the utilization of these carryforwards.

As of December 31, 2000, the Company had approximately $32.4 million and $945,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates beginning in 2011.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's loss history, a valuation allowance for deferred tax assets has been provided as it is more likely than not that the deferred tax assets will not be realized:

                                                                                                       December 31,
                                                                                                       ------------
                                                                                               1999                     2000
                                                                                           ------------             -------------
            Deferred tax assets:
                Net operating loss carryforwards.......................................    $  6,971,000             $  11,024,000
                Capitalized research and development expenses..........................         406,000                   348,000
                Research and development credit carryforwards..........................         670,000                   945,000
                Capitalized patent rights..............................................         140,000                   276,000
                Accruals and other reserves............................................               -                   203,000
                                                                                           ------------             -------------
                    Total deferred tax assets..........................................       8,187,000                12,796,000
            Valuation allowance for deferred tax assets................................      (8,187,000)              (12,796,000)
                                                                                           ------------             -------------
                    Net deferred tax assets............................................    $         --             $          --
                                                                                           ============             =============

11.   Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2000 and 1999 is as follows

                                                                                      2000
                                               -----------------------------------------------------------------------------------
                                                    March 31,              June 30,            September 30,         December 31,
                                                    --------               --------            -------------         ------------
OPERATING EXPENSES

     Research and development                  $         2,045,751     $     1,704,106        $     1,787,621     $    2,668,096
     Marketing, general and administrative                 962,452           1,230,742              1,789,420          4,367,722
                                               -------------------     ---------------        ---------------     --------------
          Operating loss                                (3,008,203)         (2,934,848)            (3,577,041)        (7,035,818)
INTEREST INCOME, net                                       338,373           1,280,606              1,339,263          1,281,156
                                               -------------------     ---------------        ---------------     --------------
NET LOSS                                       $        (2,669,830)    $    (1,654,242)       $    (2,237,778)    $   (5,754,662)
                                               ===================     ===============        ===============     ==============
BASIC AND DILUTED NET LOSS PER SHARE           $             (0.68)    $         (0.13)       $         (0.17)    $        (0.43)
                                               ===================     ===============        ===============     ==============
PRO FORMA BASIC AND DILUTED
  NET LOSS PER SHARE                           $             (0.28)    $         (0.13)       $         (0.17)    $        (0.43)
                                               ===================     ===============        ===============     ==============
                                                                                       1999
                                            --------------------------------------------------------------------------------------
                                                    March 31,              June 30,            September 30,         December 31,
                                                    --------               --------            -------------         ------------
OPERATING EXPENSES

     Research and development                  $         1,574,153     $     1,691,917        $     2,628,073     $    3,799,270
     Marketing, general and administrative                 404,419             571,447                444,772            768,938
                                               -------------------     ---------------        ---------------     --------------
          Operating loss                                (1,978,572)         (2,263,364)            (3,072,845)        (4,568,208)
INTEREST INCOME, net                                       198,289             166,591                148,291            123,786
                                               -------------------     ---------------        ---------------     --------------
NET LOSS                                                (1,780,283)         (2,096,773)            (2,924,554)        (4,444,422)
NON CASH PREFERRED STOCK CHARGE                                  -                   -                      -          1,729,651
NET LOSS TO COMMON STOCKHOLDERS                $        (1,780,283)    $    (2,096,773)       $    (2,924,554)    $   (6,174,073)
                                               ===================     ===============        ===============     ==============
BASIC AND DILUTED NET LOSS PER SHARE           $             (2.50)    $         (2.91)       $         (3.81)    $        (7.15)
                                               ===================     ===============        ===============     ==============
PRO FORMA BASIC AND DILUTED
  NET LOSS PER SHARE                           $             (0.23)    $         (0.27)       $         (0.38)    $        (0.78)
                                               ===================     ===============        ===============     ==============