Form 10-Q
period 2001-03-31
ORAPHARMA INC
filed 2001-05-10
CIK 1028065

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES   X         NO
                                        ------------------



As of May 9, 2001, 13,478,003 shares of common stock were outstanding.

                        ORAPHARMA, INC. AND SUBSIDIARY
                                     INDEX

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

Item 1       Consolidated Financial Statements (unaudited)                     3

             Balance Sheets - March 31, 2001 and December 31, 2000             3

             Statements of Operations - Three months ended March 31, 2001
             and 2000                                                          4

             Statements of Cash Flows - Three months ended March 31, 2001
             and 2000                                                          5

             Notes to Financial Statements                                   6-7

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      8-10

Item 3       Quantitative and Qualitative Disclosures About Market Risk       10

PART II.     OTHER INFORMATION                                                11

Item 2.      Change in Securities and Use of Proceeds                         11

Item 6.      Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                         PART I  FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.   FINANCIAL STATEMENTS


                        ORAPHARMA, INC. AND SUBSIDIARY
                         (a development-stage company)

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                            December 31, 2000    March 31, 2001
                                            -----------------    --------------
ASSETS
CURRENT ASSETS
                                                  $75,255,171       $64,773,119
         Cash and cash equivalents
         Inventory                                          -         1,110,926
         Prepaid expenses and other                   434,562           591,247
                                            -----------------    --------------

              Total current assets                 75,689,733        66,475,292

FIXED ASSETS, net                                   4,079,422         5,483,277

INTANGIBLE ASSETS, net                                662,363         3,198,563
                                            -----------------    --------------

              Total assets                        $80,431,518       $75,157,132
                                            =================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                         $ 2,216,719       $ 3,926,534
         Accrued expenses                           1,742,405         1,374,928
                                            -----------------    --------------

              Total current liabilities             3,959,124         5,301,462
                                            -----------------    --------------

STOCKHOLDERS' EQUITY
         Preferred stock, par value $.001,
           5,000,000 shares authorized,
           none issued
         Common stock, par value $.001,
           50,000,000 shares authorized,
           13,421,224, and 13,465,716
           issued and outstanding at
           December 31, 2000 and
           March 31, 2001, respectively                13,421            13,466
         Additional paid-in capital               111,969,930       111,989,153
         Deferred compensation                       (602,352)         (551,291)
         Deficit accumulated during the
           development stage                      (34,908,605)      (41,595,658)
                                            -----------------    --------------

         Total stockholders' equity                76,472,394        69,855,670
                                            -----------------    --------------

         Total liabilities and
           stockholders' equity                  $ 80,431,518       $75,157,132
                                            =================    ==============


  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY
                        ------------------------------
                         (a development-stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)


                                                              Period from Inception
                                   Three Months Ended            (August 1, 1996)
                                        March 31,                through March 31,
                                   2000          2001                 2001
                                   ----          ----                 ----
OPERATING EXPENSES
   Research and development    $ 2,045,751   $ 2,545,619           $ 29,766,292
   General and administrative      962,452     5,148,999             18,641,255
                               -----------   -----------           ------------

            Operating loss      (3,008,203)   (7,694,618)           (48,407,547)
                               -----------   -----------           ------------

INTEREST INCOME, net               338,373     1,007,565              6,811,889
                               -----------   -----------           ------------

NET LOSS                       $(2,669,830)  $(6,687,053)          $(41,595,658)
                               ===========   ===========           ============

BASIC AND DILUTED NET LOSS
  PER SHARE                    $     (0.68)  $     (0.50)
                               ===========   ===========

SHARES USED IN COMPUTING
  BASIC AND DILUTED
  NET LOSS PER SHARE             3,920,117    13,244,664
                               ===========   ===========

PRO FORMA BASIC AND DILUTED
  NET LOSS PER SHARE           $     (0.28)  $     (0.50)
                               ===========   ===========

SHARES USED IN COMPUTING
  PRO FORMA BASIC AND DILUTED
  NET LOSS PER SHARE             9,567,181    13,244,664
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

                        ORAPHARMA, INC. AND SUBSIDIARY
                        ------------------------------
                         (a development-stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                                                       Period from Inception
                                                                          Three Months Ended             (August 1, 1996)
                                                                               March 31,                 Through March 31,
                                                                          2000          2001                   2001
                                                                          ----          ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                           $(2,669,830)  $ (6,687,053)            $(41,595,658)
  Adjustments to reconcile net loss to net cash used in
           operating activities
     Depreciation and amortization                                        77,978        289,511                1,312,378
     Stock based compensation expense                                    139,364         51,061                  680,483
     Common stock and warrants issued in
      connection with acquisition of technology                                -              -                  835,897
                                                                     -----------   ------------             ------------
  Changes in operating assets and liabilities
     Inventory                                                                 -     (1,110,926)              (1,110,926)
     Prepaid expenses and other                                         (337,324)      (156,685)                (591,247)
     Accounts payable                                                  1,023,818      1,709,815                3,926,534
     Accrued expenses                                                   (425,106)      (367,477)               1,174,928
                                                                     -----------   ------------             ------------

     Net cash used in operating activities                            (2,191,100)    (6,271,754)             (35,367,611)
                                                                     -----------   ------------             ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures                                                   (82,383)    (1,629,566)              (6,560,579)
  Expenditures for intangible assets                                           -     (2,600,000)              (3,433,639)
                                                                     -----------   ------------             ------------

     Net cash used in investing activities                               (82,383)    (4,229,566)              (9,994,218)
                                                                     -----------   ------------             ------------

CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES
  Proceeds from issuance of notes payable                                      -              -                  915,000
  Proceeds from sale of preferred stock, net of                                -              -               33,730,563
          expenses
  Proceeds from initial public offering, net of expenses              65,992,298              -               76,116,918
  Proceeds from the exercise of                                           24,506         19,268                   87,467
          stock options and warrants
  Proceeds from PA Opportunity Grant                                           -              -                  200,000
  Repayment of notes payable                                            (480,978)             -                 (915,000)
                                                                     -----------   ------------             ------------

     Net cash provided by financing activities                        65,535,826         19,268              110,134,948
                                                                     -----------   ------------             ------------

NET INCREASE (DECREASE) IN CASH AND CASH                              63,262,343    (10,482,052)              64,773,119
   EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of                               13,073,803     75,255,171                        -
   Period                                                            -----------   ------------             ------------

CASH AND CASH EQUIVALENTS, end of period                             $76,336,146   $ 64,773,119             $ 64,773,119
                                                                     ===========   ============             ============


  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY
                        ------------------------------
                         (a development-stage company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation:

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and footnotes included in the Company's Annual Report on Form 10-K (File No. 000-29829).

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

2. Net Loss Per Common Share

The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No.
98. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, give effect to the conversion of redeemable convertible preferred stock that automatically converted to common stock upon the closing of the Company's initial public offering ("IPO"), from the original date of issuance.

                                                                   Three months ended
                                                                        March 31,
                                                                        --------
                                                                   2000            2001
Net Loss                                                       $ (2,669,830)   $(6,687,053)
                                                               ============    ===========
Basic and diluted:
 Weighted-average shares of common stock outstanding              4,071,792     13,244,664
 Less: weighted average shares subject to repurchase               (151,675)             -
                                                               ------------    -----------

 Weighted-average shares used in computing basic and
  diluted net loss per share                                      3,920,117     13,244,664
                                                               ============    ===========

 Basic and diluted net loss per share                          $      (0.68)   $     (0.50)
                                                               ============    ===========

Pro forma:
 Shares used above                                                3,920,117     13,244,664

 Pro forma adjustment to reflect the weighted average
   effect of assumed conversion of redeemable convertible
   preferred stock                                                5,647,064              -
                                                               ------------    -----------

 Shares used in computing pro forma basic and diluted
   net loss per share                                             9,567,181     13,244,664
                                                               ============    ===========

 Pro forma basic and diluted net loss per share            $          (0.28)   $     (0.50)
                                                               ============    ===========

We have excluded all outstanding redeemable convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of basic and diluted loss per common share because all such securities are antidilutive for all applicable periods presented. The pro forma calculations exclude outstanding stock options and warrants, and shares subject to repurchase, as they are antidilutive for all applicable periods presented.

3. Inventory

Inventory, which relates solely to Arestin(TM), is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory at March 31, 2001 consisted of:




                                   Raw materials           $             634,679
                                   Finished goods                        476,247
                                                           ---------------------

                                             Total         $           1,110,926
                                                            --------------------


4. Stockholders' Equity


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the following:

     .   the product launch of Arestin(TM);
     .   our ability to successfully market Arestin(TM);
     . our intentions regarding international collaborations to distribute Arestin(TM) outside of the United States;
     . the status of the regulatory approval process for Arestin(TM) outside of the United States;
     . the status of our product development efforts for our oral mucositis and bone regeneration products, and the prospects of advancing these products into human clinical trials, as well as the status of our other new product development initiatives;
     .   anticipated operating losses and capital expenditures; and
     .   our liquidity position.

When used in this Report, we intend the words "may", "believe", "anticipate", "plan", "expect", "predict", "estimate", "require", "intend" and similar words to identify "forward-looking statements". These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. Such risks and uncertainties include the possible failure of clinical trials for our product candidates; our ability to successfully market product candidates; our ability to achieve milestones on which licensed rights to Arestin(TM) are dependent; the prospect of continued losses by us; our dependence on sole-source suppliers for the production of Arestin(TM); and the other risks described in our Form 10-K for the year ended December 31, 2000. You should not place undue reliance on our forward-looking statements. We disclaim any obligation to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW OF ORAPHARMA'S FINANCIAL PERFORMANCE

We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of locally delivered pharmaceutical products for oral healthcare. Certain research and development programs are based on our core technology that we license from American Home Products ("AHP"). Additional programs are based on technology that we license from others. With respect to our new product candidates, other than Arestin(TM), we have formed relationships to capitalize on our core technology and expand our expertise in drug formulation and development. We cannot accurately estimate either the cost of these development activities or the time when the costs will be incurred, and we are unable to predict with any certainty if product candidates will become commercial products.

On February 16, 2001, we obtained approval from the United States Food and Drug Administration ("FDA") to begin marketing our first product, Arestin(TM), for the adjunct treatment of adult periodontal disease. On April 2, 2001, we began selling Arestin(TM) to periodontists and dentists through our direct sales force. Prior to April 2, 2001, we operated as a development-stage company and had not generated revenues from product sales. We have not been profitable and since inception have incurred a cumulative net loss of approximately $41.6 million through March 31, 2001. These losses have resulted principally from costs incurred in research and development activities, including Phase 3 clinical trials for Arestin(TM), and marketing, general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to new product candidates will continue to increase. Manufacturing, sales and marketing costs will increase, due to the April 2, 2001 launch of Arestin(TM).

Nearly all of our revenue for the foreseeable future will depend on our ability to successfully market Arestin(TM). We began selling Arestin(TM) in the United States on April 2, 2001, by deploying a direct sales and marketing force initially comprised of 63 persons. In the international markets, we intend to rely on one or more independent distributors to market and sell Arestin(TM).
We intend to establish an international infrastructure to support these distributors, and may selectively establish our own sales force, if necessary, to augment these relationships.

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

Milestone Payments, Royalties and License Fees

In April 2000, we paid AHP a milestone payment of $500,000 based on the FDA acceptance of our New Drug Application ("NDA") for Arestin(TM) for review. A second milestone payment of $2.5 million was paid to AHP on March 16, 2001 as a result of the FDA approval of Arestin(TM) for the adjunct treatment of adult periodontitis. We also paid AHP $250,000 and issued AHP 110,000 shares of our common stock at the time we entered into our license agreement in February 1997. Our license agreement with AHP also requires us to pay royalties on sales of Arestin(TM) and other products that are covered by the AHP patents or developed using the AHP technology.

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

We paid Mucosal Therapeutics LLC $200,000 and issued Mucosal Therapeutics a warrant to purchase 27,500 shares of our common stock in December 1998. In December 1999, we completed our first milestone and, in accordance with our license agreement, paid Mucosal Therapeutics $100,000 and issued them a warrant to purchase 41,152 shares of our common stock. During 1999, we recorded the $100,000 payment and the $346,108 fair value of the warrant as research and development expense. We are required to make payments totaling $2.0 million to Mucosal Therapeutics in cash, or $1.0 million in cash and $1.25 million in common stock, as other milestones are achieved, and upon FDA approval of a pharmaceutical product for the treatment of oral mucositis. The license agreement further obligates us to pay Mucosal Therapeutics royalties on sales of pharmaceutical products covered by or involving use of this technology.

We have also entered into a research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics, to perform preclinical studies on our behalf and to provide us with research and general consulting services regarding our development of the oral mucositis technology. At March 31, 2001, the remaining payments due to this third party are expected to total $240,000 through 2002.

We issued 82,500 shares of common stock to Children's Medical Center Corporation ("CMCC") in December 1998. We are also required to make milestone payments totaling $1.0 million to CMCC, payable in the form of cash or shares of our common stock, upon submission of our first NDA relating to a bone regeneration product candidate and upon approval of such NDA. We are also obligated to pay CMCC royalties on sales of products covered by the CMCC patents, or which are specified bone and soft-tissue regeneration products. We have also entered into a sponsored-research agreement with Children's Hospital, a non-profit affiliate of CMCC, to conduct research in the area of bone and soft-tissue regeneration and perform related preclinical studies. At March 31, 2001 the remaining payments due under the sponsored-research agreement are expected to total $347,222 through 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000.

Research and Development Expenses.
----------------------------------

Research and development expenses increased to approximately $2.5 million for the three months ended March 31, 2001 compared to approximately $2.0 million in the same period in 2000, an increase of 24%. This increase of $500,000 is due to increased spending for new product development and scale-up activities associated with the production of Arestin(TM) that was partially offset by reduced spending for Phase 3 clinical trials for Arestin(TM).

Marketing, General and Administrative Expenses.
-----------------------------------------------

General and administrative expenses increased to approximately $5.1 million for the three months ended March 31, 2001 compared to $962,000 in the same period in 2000, an increase of 435%. This increase of approximately $4.2 million is primarily due to increased spending for sales and marketing activities associated with the market launch of Arestin(TM) and higher personnel costs and professional expenses.

Net Interest Income (Expense).
------------------------------

Interest income increased to approximately $1.0 million for the three months ended March 31, 2001 compared to $338,000 in the same period in 2000, an increase of 198%. This increase of $670,000 is attributable to higher levels of cash and cash equivalents available for investment. The greater availability of cash and cash equivalents was due to the initial public offering of our common stock on March 9, 2000 and the over allotment sale on April 7, 2000. Interest expense for the same periods was $0 and $9,000 respectively and represents
interest paid on an equipment financing credit facility.   The financing credit
facility expired June 30, 2000 and was not renewed.

Net Loss.
---------

The net loss was approximately $6.7 million for the three months ended March 31, 2001 compared to approximately $2.7 million for the same period in 2000, an increase of 150%. The increase reflects increases in research and development, and marketing, general and administrative expenses, offset by the increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had cash and cash equivalents of approximately $64.8 million, a decrease of approximately $10.5 million from December 31, 2000. The decrease in cash was primarily the result of manufacturing, and marketing costs incurred as we prepared for the launch of Arestin(TM) on April 2, 2001, together with cash required for milestone payments, capital equipment, and inventory, offset by increased accounts payable.

Net cash used in investing activities for the quarter ended March 31, 2001 was approximately $4.2 million. Capitalized milestone payments under our licensing agreements with AHP and Dr. Jernberg aggregated $2.6 million. Approximately $768,000 was used for the purchase of leasehold improvements at the facility of the contract manufacturer who produces Arestin(TM), production equipment was purchased for approximately $338,000, computer hardware and software, leasehold improvements, telephone equipment, laboratory equipment, office equipment and furniture was purchased for $523,000.

We anticipate that our capital expenditures will be approximately $7.9 million for the year ending December 31, 2001. Of this amount, $2.6 million has been incurred for milestone payments under our licensing agreements with AHP and Dr. Jernberg; approximately $3.0 million will be for production equipment and Arestin(TM) dispenser handles, of which approximately $338,000 has been incurred; and approximately $1.1 million will be for computer hardware and software, leasehold improvements, telephone equipment, laboratory equipment, office equipment and furniture, of which approximately $523,000 has been incurred. We have also incurred expenditures of approximately $768,000, and expect to incur an additional $408,000 for leasehold improvements at the facility of the contract manufacturer who produces Arestin(TM).

We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The remaining terms of these lease agreements range from 18 to 62 months. Current minimum annual payments for both the real and personal property leases total $280,662 per year.

We believe that our current cash position and expected interest income will be sufficient to fund our operations and capital expenditures through at least mid-year 2002. Market demand for Arestin(TM), together with any acquisitions, licensing agreements, or similar transactions may cause us to require additional capital in 2002 and beyond. Our operating expenses, working capital requirements and capital expenditures will increase due to the manufacturing scale-up and market launch of Arestin(TM). Research and development expenditures, including clinical studies, will continue at high levels as we develop and advance new product candidates. The initiation of commercial manufacturing will require expenditures for the completion of a leasehold improvement at a contract manufacture's facility, the purchase of production equipment and the hiring of additional staff to coordinate raw material suppliers and manage contract manufacturing services at multiple locations. Sales and marketing activities are
underway to support the launch of Arestin(TM).   We intend to hire additional
research and development, clinical research and administrative staff to support the Arestin(TM) launch and the planned new product development activities in 2001.

INCOME TAXES

As of December 31, 2000, we had approximately $32.4 million and $945,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates beginning in 2011. These amounts reflect differences in the treatment of expenses for tax reporting and financial reporting. The Tax Reform Act of 1986, as amended, contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year or if there is an ownership change. Any future ownership change, such as described in Section 382 of the Internal Revenue Code, may limit the utilization of net operating loss and tax credit carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our cash and cash equivalents total approximately $64.8 million at March 31,
2001.   These assets are invested in a money market fund that invests in short-
term government and investment-grade, interest-bearing securities on which we were earning 5.25% at March 31, 2001. The reduction of interest rates in the first quarter of 2001 had, and any future decline in interest rates will have, a negative impact on the interest income we will earn on these assets. We have not entered into any arrangements to offset such risk.

We do not currently have any interest bearing debt, nor do we utilize any hedging or derivative instruments. Accordingly, interest rate or foreign currency fluctuations will not have any impact on our results of operations unless, and until, we enter into loan agreements or hedging transactions.

                         PART II  - OTHER  INFORMATION
                         -----------------------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 9, 2000, the Company consummated its initial public offering (the "Offering") of its common stock, no par value (the "Common Stock") based on the registration statement relating to this offering (File No. 333-93881), which was declared effective on that date. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the Offering were as follows:

                            Shares       Aggregate                    Aggregate
                          Registered  Price Registered  Amount Sold   Price Sold
                          ----------  ----------------  -----------  ------------

Primary Offering           4,000,000       $72,000,000    4,000,000   $72,000,000
Overallotment Offering       600,000        10,800,000      600,000    10,800,000

The Company incurred the following expenses with respect to the Offering, none of which were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company and no further expenses have been incurred:

                           Underwriting
                             Discounts                                Underwriter's
                          and Commissions           Finders' Fees       Expenses      Other Expenses    Total Expenses
                          ---------------           --------------      --------      --------------    --------------

Primary Offering             $5,040,000             $            -    $        -            $967,702        $6,007,702
Overallotment Offering          756,000                          -             -              52,552           808,552
                          -------------             --------------    ----------      --------------    --------------
                           $  5,796,000             $            -    $        -          $1,020,254        $6,816,254
                          =============             ==============    ==========      ==============    ==============

The net offering proceeds to the Company from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through March 31, 2001 we have used cash on hand prior to the IPO plus $11,210,627 of the offering proceeds.
Through March 31, 2001, we have applied the net Offering proceeds as follows:

To finance our net loss for the three months ended March 31, 2001, net of non-cash charges     $ 6,346,481
Working capital requirements                                                                       634,580
Purchase of fixed assets                                                                         1,629,566
Additional cost of intangible assets                                                             2,600,000
Temporary investments (cash equivalents))                                                      $64,773,119

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.2(a)  Amendment to Amended and Restated Bylaws.

10.14 Manufacturing and Supply Agreement between aaiPharma, Inc. and OraPharma, Inc. dated as of February 16, 2001. @

10.15  Distribution Agreement between CORD Logistics, Inc. and
     OraPharma, Inc. dated as of March 28, 2001. @



@  Confidential treatment requested.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 10, 2001   /S/ Michael D. Kishbauch
----- ------------   ---------------------------------------

                     Michael D. Kishbauch
                     President and Chief Executive Officer
                     (Principal Executive Officer
                     and Duly Authorized Signatory)



Date: May 10, 2001   /S/ James A. Ratigan
----- ------------   ----------------------------------------

                     James A. Ratigan
                     Executive Vice President, Chief Financial
                     Officer and Secretary (Principal Financial
                     Officer and Duly Authorized Signatory)



Date: May 10, 2001   /S/ Robert D. Haddow
----- ------------   ----------------------------------------

                     Robert D. Haddow
                     Controller (Principal Accounting Officer and Duly Authorized Signatory)

                                 EXHIBIT INDEX



3.2(a) Amendment to Amended and Restated Bylaws.

10.14 Manufacturing and Supply Agreement between aaiPharma, Inc. and OraPharma, Inc. dated as of February 16, 2001. @

10.15  Distribution Agreement between CORD Logistics, Inc. and
       OraPharma, Inc. dated as of March 28, 2001. @



@  Confidential treatment requested.