Form 10-K405/A
period 2000-12-31
ORAPHARMA INC
filed 2001-06-21
CIK 1028065

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-K/A-1

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-29839

                               ----------------
                                OraPharma, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                22-3473777
   (State or other jurisdiction of        (I.R.S. EmployerIdentification No.)
    incorporation or organization)

           732 Louis Drive                            215/956-2200
    Warminster, Pennsylvania 18974          (Registrant's telephone number,
   (Address of principal executive                including area code)
               offices)

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 6, 2001, as reported by The Nasdaq Stock Market, was approximately $80,134,031 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

   The number of shares of the registrant's common stock, $0.001 par value, issued and outstanding as of March 6, 2000, was 13,460,766.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Part III, Items 10, 11 and 13 and portions of Part III, Item 12 of the Registrant's Annual Report on Form 10-K are incorporated by reference to the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders held on June 14, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Form 10-K/A is being filed by the Registrant to amend Part III, Item 12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                    PART III

ITEM 12. STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

   The following table provides information regarding the beneficial ownership of our common stock as of March 31, 2001 by (i) each person or entity who beneficially owns more than 5% of our stock, (ii) each of our directors, (iii) our chief executive officer and our five other most highly compensated executive officers, and (iv) all executive officers and directors as a group.

   Unless otherwise indicated, the address of each executive officer named in the table below is care of OraPharma, Inc., 732 Louis Drive, Warminster, PA 18974. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be the beneficial owner of securities as to which such person has no economic interest.

                                        Number of Shares  Percentage of Shares
Name of Beneficial Owner               Beneficially Owned  Beneficially Owned
------------------------               ------------------ --------------------
5% Stockholders


Frazier Healthcare(1).................     1,118,084               8.3%


Canaan Partners(2)....................     1,063,402               7.9


Domain Partners IV, L.P.(3)...........     1,058,276               7.9


TL Ventures III(4)....................       860,915               6.4


Oak Investment Partners(5)............       757,846               5.6


Orbimed Advisers(6)...................       740,000               5.5


Directors and Executive Officers


Harry T. Rein(7)......................     1,083,587               8.0%


Seth A. Rudnick(8)....................     1,083,652               8.0


Jesse I. Treu(9)......................     1,063,276               7.9


Christopher Moller(10)................       868,943               6.4


Eileen M. More(11)....................       810,698               6.0


Michael D. Kishbauch(12)..............       313,926               2.3


David I. Scheer(13)...................       183,910               1.4


J. Ronald Lawter(14)..................       105,365                *


James A. Ratigan(15)..................        62,188                *


Mark B. Carbeau(16)...................        40,670                *


Jan N. Lessem(17).....................        36,689                *


Joseph E. Zack(18)....................        34,510                *


James J. Mauzey(19)...................        19,750                *


All directors and executive officers
 as a group (14 persons)(20)..........     4,648,912             33.97%

--------
  *  less than one percent

 (1) Includes 1,110,909 shares owned by Frazier Healthcare II, L.P. and 2,750 shares owned by Frazier & Company, Inc. Also included are 4,425 shares obtainable upon the exercise of warrants. Frazier & Company, Inc. is the Managing Member of Frazier Management, L.L.C. Frazier Management, L.L.C. is the Managing Member of FHM II, L.L.C. FHM II, L.L.C. is the sole General Partner of Frazier Healthcare II, L.P. The address of each
     Frazier entity is 601 Union Street, Suite 3300, Seattle, WA 98101.
 (2) Includes 831,758 shares owned by Canaan S.B.I.C., L.P., 9,888 shares owned by Canaan Capital Limited Partnership, 82,529 shares owned by Canaan Capital Offshore Limited Partnership C.V. and 103,003 shares owned by Canaan Equity L.P. Also includes 36,224 shares obtainable upon the exercise of warrants. Mr. Rein, a director of OraPharma, is Managing General Partner of Canaan Partners, the fund manager for each of the Canaan entities. Mr. Rein disclaims beneficial ownership of shares in which he does not have a pecuniary interest. The address of all the Canaan Partners entities is 105 Rowayton Avenue, Rowayton, CT 06853.
 (3) Includes 1,030,053 shares beneficially owned by Domain Partners IV, L.P. and 24,683 shares beneficially owned by DP IV Associates, L.P. Also includes 3,540 shares obtainable by the Domain entities upon the exercise of warrants. Dr Treu, a director of OraPharma, is a managing member of One Palmer Square Associates IV, L.L.C., the general partner of Domain Partners IV, L.P. and DP IV Associates, L.P. Dr. Treu shares voting and investment power with respect to these shares and disclaims beneficial ownership of such shares except to the extent of his proportionate interest therein. The address for each of the Domain entities is One Palmer Square, Princeton, NJ 08542.
 (4) Includes 684,277 shares owned by TL Ventures III L.P., 143,234 shares owned by TL Ventures III Offshore L.P. and 22,343 shares owned by TL Ventures III Interfund L.P. Also includes 11,061 shares of common stock obtainable upon the exercise of warrants. TL Ventures III L.P., TL Ventures III Offshore L.P., and TL Ventures III Interfund L.P. are referred to as TL Ventures III. TL Ventures III L.P., TL Ventures III Offshore L.P., and TL Ventures III Interfund L.P. are venture capital partnerships that are required by their governing documents to make all investment, voting and disposition actions in tandem. TL Ventures III Management L.P., a limited partnership, is the sole general partner of TL Ventures III L.P. TL Ventures III Offshore Partners L.P. is the sole general partner of TL Ventures III Offshore L.P. TL Ventures III LLC is the sole general partner of TL Ventures III Interfund L.P. The general partners have sole authority and responsibility for all investment, voting and disposition decisions for TL Ventures III. The general partners of TL Ventures III Management L.P., TL Ventures III Offshore Partners L.P. and TL Ventures III LLC are Safeguard Scientifics (Delaware), Inc., Robert E. Keith, Jr., Gary J. Anderson, Mark J. DeNino, Robert A. Fabbio and Christopher Moller, a director of OraPharma. Dr. Moller disclaims beneficial ownership of shares in which he does not have a pecuniary interest. The address for each of the TL Ventures investment funds is 700 Building, 435 Devon Park Drive, Wayne, PA 19087.
 (5) Includes 699,357 shares owned by Oak Investment Partners VI, Limited Partnership and 16,316 shares owned by Oak VI Affiliates Fund, Limited Partnership. Also includes 42,173 shares obtainable upon the exercise of warrants. Ms. More, a director of OraPharma, is a Special Limited Partner of Oak Investment Partners, the fund manager for each of the Oak entities. Ms. More disclaims beneficial ownership of shares in which she does not have a pecuniary interest. The address of both Oak Investment Partners VI, Limited Partnership and Oak VI Affiliates Limited Partnership is One Gorham Island, Westport, CT 06880.
 (6) According to the Schedule 13G jointly filed by OrbiMed Advisors Inc. and OrbiMed Advisors LLC on November 29, 2000, the voting power and dispositive power of these shares is shared by these entities. The address of both OrbiMed Advisors Inc. and OrbiMed Advisors LLC is 767 Third Avenue, 6th Floor, New York, NY 10017.
 (7) Includes 831,758 shares owned by Canaan S.B.I.C., L.P., 9,888 shares owned by Canaan Capital Limited Partnership, 82,529 shares owned by Canaan Capital Offshore Limited Partnership C.V., 103,003 shares owned by Canaan Equity L.P and 36,224 shares obtainable by the Canaan entities upon the exercise of warrants. Also includes 15,185 shares owned by Mr. Rein and 5,000 shares obtainable by Mr. Rein upon the exercise of vested stock options. Excludes 10,000 shares obtainable by Mr. Rein upon the exercise of non-vested stock options. Mr. Rein is Managing General Partner of Canaan Partners, the fund manager for each of the Canaan entities. Mr. Rein disclaims beneficial ownership of shares in which he does not have a pecuniary interest. The address for Mr. Rein is 105 Rowayton Avenue, Rowayton, CT 06853.
 (8) Includes 831,758 shares owned by Canaan S.B.I.C., L.P., 9,888 shares owned by Canaan Capital Limited Partnership, 82,529 shares owned by Canaan Capital Offshore Limited Partnership C.V., 103,003 shares owned by Canaan Equity L.P. and 36,224 shares obtainable by the Canaan entities upon the exercise of warrants. Also includes 1,500 shares owned by Dr. Rudnick, 11,250 shares owned by Dr. Rudnick's spouse, as to which Dr. Rudnick disclaims beneficial ownership, and 7,500 shares obtainable by Dr. Rudnick upon the exercise of vested stock options. Excludes 6,250 shares obtainable by Dr. Rudnick upon the exercise of non-vested stock options. On January 1, 2001, Dr. Rudnick joined Canaan Partners, the fund manager for each of the Canaan entities, as a General Partner. Dr. Rudnick disclaims beneficial ownership of shares in which he does not have a pecuniary interest. The address for Dr. Rudnick is 105 Rowayton Avenue, Rowayton, CT 06853.
 (9) Includes 1,030,053 shares beneficially owned by Domain Partners IV, L.P. and 24,683 shares beneficially owned by DP IV Associates, L.P. Also includes 3,540 shares obtainable by the Domain entities upon the exercise of warrants. Also includes 5,000 shares obtainable by Dr. Treu upon the exercise of vested stock options. Excludes 10,000 shares obtainable by Dr. Treu upon the exercise of non-vested stock options. Dr Treu is a managing member of One Palmer Square Associates IV, L.L.C., the general partner of Domain Partners IV, L.P. and DP IV Associates, L.P. Dr. Treu shares voting and investment power with respect to these shares and disclaims beneficial ownership of such shares except to the extent of his proportionate interest therein. The address for Dr. Treu is One Palmer Square, Princeton, NJ 08542.
(10) Includes 684,277 shares owned by TL Ventures III L.P., 143,234 shares owned by TL Ventures III Offshore L.P., 22,343 shares owned by TL Ventures III Interfund L.P. and 11,061 shares obtainable by the TL Ventures III entities upon the exercise of warrants. Also includes 3,028 shares owned by Dr. Moller and 5,000 shares obtainable by Dr. Moller upon the exercise of vested stock options. Excludes 10,000 shares obtainable by Dr. Moller upon the exercise of non-vested stock options. TL Ventures III L.P., TL Ventures III Offshore L.P., and TL Ventures III Interfund L.P. are referred to as TL Ventures III. TL Ventures III L.P., TL Ventures III Offshore L.P., and TL Ventures III Interfund L.P. are venture capital partnerships that are required by their governing documents to make all investment, voting and disposition actions in tandem. TL Ventures III Management L.P., a limited partnership, is the sole general partner of TL Ventures III L.P. TL Ventures III Offshore Partners L.P. is the sole general partner of TL Ventures III Offshore L.P. TL Ventures III LLC is the sole general partner of TL Ventures III Interfund L.P. The general partners have sole authority and responsibility for all investment, voting and disposition decisions for TL Ventures III. The general partners of TL Ventures III Management L.P., TL Ventures III Offshore Partners L.P. and TL Ventures III LLC are Safeguard Scientifics (Delaware), Inc., Robert E. Keith, Jr., Gary J. Anderson, Mark J. DeNino, Robert A. Fabbio and Christopher Moller. Dr. Moller disclaims beneficial ownership of shares in which he does not have a pecuniary interest. The address for Dr. Moller is 700 Building, 435 Devon Park Drive, Wayne, PA 19087.
(11) Includes 699,357 shares owned by Oak Investment Partners VI, Limited Partnership, 16,316 shares owned by Oak VI Affiliates Fund Limited Partnership and 42,173 shares obtainable by the Oak entities upon the exercise of warrants. Also includes 47,852 shares owned by Ms. More and 5,000 shares obtainable by Ms. More upon the exercise of vested stock options. Excludes 10,000 shares obtainable by Ms. More upon the exercise of non-vested stock options. Ms. More is a Special Limited Partner of Oak Investment Partners, the fund manager for each of the Oak Entities. Ms. More disclaims beneficial ownership of shares in which she does not have a pecuniary interest. The address for Ms. More is One Gorham Island, Westport, CT 06880.
(12) Includes 4,381 shares obtainable upon the exercise of vested stock options by Mr. Kishbauch. Excludes 33,646 shares of restricted common stock not yet vested and 60,513 shares obtainable upon the exercise of non-vested stock options.

(13) Includes 167,750 shares owned by Scheer Investment Holdings I, L.L.C. Also includes 11,160 shares owned by Mr. Scheer and 5,000 shares obtainable by Mr. Scheer upon the exercise of vested stock options. Excludes 10,000 shares obtainable by Mr. Scheer upon the exercise of non-vested stock options. Mr. Scheer is President of Scheer & Company, Inc., the fund manager of Scheer Investment Holdings I, L.L.C. Mr. Scheer disclaims beneficial ownership of any shares in which he does not have a pecuniary interest. The address for Mr. Scheer is 250 West Main Street, Branford, CT 06405.
(14) Includes 1,990 shares obtainable upon the exercise of vested stock options by Dr. Lawter. Excludes 19,472 shares obtainable upon the exercise of non-vested stock options.
(15) Includes 4,437 shares obtainable upon the exercise of vested stock options by Mr. Ratigan. Excludes 45,312 shares obtainable upon the exercise of non-vested stock options.
(16) Includes 10,670 shares obtainable upon the exercise of vested stock options by Mr. Carbeau. Excludes 70,431 shares obtainable upon the exercise of non-vested stock options.
(17) Includes 7,439 shares obtainable upon the exercise of vested stock options by Dr. Lessem. Also includes 6,000 shares held by Dr. Lessem's spouse, as to which Dr. Lessem disclaims beneficial ownership. Excludes 50,480 shares obtainable upon the exercise of non-vested stock options.
(18) Includes 24,510 shares obtainable upon the exercise of vested stock options by Mr. Zack. Excludes 36,170 shares obtainable upon the exercise of non-vested stock options.
(19) Includes 3,750 shares obtainable upon the exercise of vested stock options by Mr. Mauzey. Excludes 6,250 shares obtainable upon the exercise of non-vested stock options. The address for Mr. Mauzey is 11104 Brass Kettle Road, Raleigh, NC 27614.
(20) Includes 92,998 shares obtainable upon the exercise of warrants and 90,152 shares obtainable upon the exercise of vested stock options. Excludes 33,646 shares of restricted common stock not yet vested and 351,210 shares obtainable upon the exercise of non-vested stock options.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OraPharma, Inc.

                                                  /s/ Michael D. Kishbauch
                                          By: _________________________________
                                                    Michael D. Kishbauch
                                               President and Chief Executive
                                                          Officer

                                          Date: June 21, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Title                      Date
              ---------                             -----                      ----

     /s/ Michael D. Kishbauch          Director, President and Chief       June 21, 2001
______________________________________  Executive Officer (Principal
         Michael D. Kishbauch           Executive Officer)

      /s/  James A. Ratigan            Executive Vice President, Chief     June 21, 2001
______________________________________  Financial Officer and Secretary
           James A. Ratigan             (Principal Financial Officer)

       /s/ Robert D. Haddow            Controller (Principal Accounting    June 21, 2001
______________________________________  Officer)
           Robert D. Haddow

                  *                    Director                            June 21, 2001
______________________________________
           James J. Mauzey

                  *                    Director                            June 21, 2001
______________________________________
      Christopher Moller, Ph.D.

                  *                    Director                            June 21, 2001
______________________________________
            Eileen M. More

                  *                    Director                            June 21, 2001
______________________________________
            Harry T. Rein

              Signature                          Title                   Date
              ---------                          -----                   ----

                  *                    Director                      June 21, 2001
______________________________________
           David I. Scheer

                  *                    Director                      June 21, 2001
______________________________________
         Jesse I. Treu, Ph.D.

     /s/ Michael D. Kishbauch
*By: _________________________________
         Michael D. Kishbauch
           Attorney-in-fact