Form 10-Q
period 2001-06-30
ORAPHARMA INC
filed 2001-08-08
CIK 1028065

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-29839

                                ORAPHARMA, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                          (State or other jurisdiction
                       of incorporation or organization)

                                   22-3473777
                                (I.R.S. Employer
                              Identification No.)

                                732 Louis Drive
                            Warminster, Pennsylvania
                                     18974
                    (Address of principal executive offices)

                                  215/956-2200
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of August 6, 2001, 13,501,690 shares of common stock were outstanding.

                         ORAPHARMA, INC. AND SUBSIDIARY
                                     INDEX

                                                                         Page
                                                                         ----
 PART I   FINANCIAL INFORMATION

 Item 1   Consolidated Financial Statements (unaudited)                   3

          Balance Sheets--June 30, 2001 and December 31, 2000             3

          Statements of Operations--Three months ended June 30, 2001
          and 2000 and Six months ended June 30, 2001 and 2000            4

          Statements of Cash Flows--Six months ended June 30, 2001 and    5
          2000

          Notes to Financial Statements                                  6-7

 Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8-12

 Item 3   Quantitative and Qualitative Disclosures about Market Risk      12

 PART II. OTHER INFORMATION                                               13

 Item 2.  Change in Securities and Use of Proceeds                        13

 Item 4.  Submission of Matters to Vote of Security Holders               13

 Item 6.  Exhibits and Reports on Form 8-K                                14

 SIGNATURES                                                               15

 EXHIBIT INDEX                                                            16

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

                         ORAPHARMA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                   December 31,    June 30,
                                                       2000          2001
                                                   ------------  ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $ 75,255,171  $ 56,356,697
  Accounts receivable, net                                   --       808,776
  Inventories                                                --     1,541,327
  Prepaid expenses and other                            434,562       595,221
                                                   ------------  ------------
    Total current assets                             75,689,733    59,302,021
FIXED ASSETS, net                                     4,079,422     6,175,440
INTANGIBLE ASSETS, net                                  662,363     3,061,606
                                                   ------------  ------------
    Total assets                                   $ 80,431,518  $ 68,539,067
                                                   ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $  2,216,719  $  3,765,596
  Accrued expenses                                    1,742,405     1,602,990
                                                   ------------  ------------
    Total current liabilities                         3,959,124     5,368,586
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 5,000,000
   shares authorized, none issued
  Common stock, par value $.001, 50,000,000 shares
   authorized, 13,421,224, and 13,500,128 issued
   and outstanding at December 31, 2000 and
   June 30, 2001, respectively                           13,421        13,500
  Additional paid-in capital                        111,969,930   112,027,530
  Deferred compensation                                (602,352)     (500,225)
  Accumulated deficit                               (34,908,605)  (48,370,324)
                                                   ------------  ------------
    Total stockholders' equity                       76,472,394    63,170,481
                                                   ------------  ------------
    Total liabilities and stockholders' equity     $ 80,431,518  $ 68,539,067
                                                   ============  ============

   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                          ------------------------  -------------------------
                             2000         2001         2000          2001
                          -----------  -----------  -----------  ------------
REVENUES:                 $        --  $ 2,012,786  $        --  $  2,012,786
                          -----------  -----------  -----------  ------------
OPERATING EXPENSES:
  Cost of revenues                 --      485,947           --       485,947
  Research and
   development              1,704,106    2,939,863    3,749,856     5,485,483
  Marketing, general and
   administrative           1,230,742    6,050,935    2,193,194    11,199,931
                          -----------  -----------  -----------  ------------
                            2,934,848    9,476,745    5,943,050    17,171,361
                          -----------  -----------  -----------  ------------
    Operating loss         (2,934,848)  (7,463,959)  (5,943,050)  (15,158,575)
INTEREST INCOME, net        1,280,606      689,292    1,618,978     1,696,856
                          -----------  -----------  -----------  ------------
NET LOSS                  $(1,654,242) $(6,774,667) $(4,324,072) $(13,461,719)
                          ===========  ===========  ===========  ============
BASIC AND DILUTED NET
 LOSS PER SHARE           $     (0.13) $     (0.50) $     (0.51) $      (1.01)
                          ===========  ===========  ===========  ============
SHARED USED IN COMPUTING
 BASIC AND DILUTED NET
 LOSS PER SHARE            13,182,640   13,445,487    8,555,222    13,338,115
                          ===========  ===========  ===========  ============
PRO FORMA BASIC AND
 DILUTED NET LOSS PER
 SHARE                    $     (0.13) $     (0.50) $     (0.38) $      (1.01)
                          ===========  ===========  ===========  ============
SHARES USED IN COMPUTING
 PRO FORMA BASIC AND
 DILUTED NET LOSS PER
 SHARE                     13,182,640   13,445,487   11,378,754    13,338,115
                          ===========  ===========  ===========  ============


   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      2000          2001
                                                   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                         $(4,324,072) $(13,461,719)
  Adjustments to reconcile net loss to net cash
   used in operating activities--
    Depreciation and amortization                      173,489       661,760
    Stock based compensation expense                   131,460       102,127
    Common stock and warrants issued in connection
     with acquisition of technology                     61,164            --
  Changes in operating assets and liabilities--
    Accounts receivable                                     --      (808,776)
    Inventories                                             --    (1,541,327)
    Prepaid expenses and other                        (721,739)     (160,659)
    Accounts payable                                   (20,376)    1,548,877
    Accrued expenses                                  (208,998)     (139,415)
                                                   -----------  ------------
      Net cash used in operating activities         (4,909,072)  (13,799,132)
                                                   -----------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures                                (181,784)   (2,557,021)
  Expenditures for intangible assets                  (550,000)   (2,600,000)
                                                   -----------  ------------
      Net cash used in investing activities           (731,784)   (5,157,021)
                                                   -----------  ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from the sale of common stock and
   exercise of stock options and warrants           76,034,722        57,679
  Repayment of notes payable                          (480,978)          --
                                                   -----------  ------------
      Net cash provided by financing activities     75,553,744        57,679
                                                   -----------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        69,912,888   (18,898,474)
CASH AND CASH EQUIVALENTS, beginning of period      13,073,803    75,255,171
                                                   -----------  ------------
CASH AND CASH EQUIVALENTS, end of period           $82,986,691  $ 56,356,697
                                                   ===========  ============

   The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2000 audited financial statements and footnotes included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K (File No. 000-29829).

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

                             Three months ended            Six months ended
                                  June 30,                     June 30,
                          --------------------------  ---------------------------
                              2000          2001          2000          2001
                          ------------  ------------  ------------  -------------
Net Loss                  $ (1,654,242) $ (6,774,667) $ (4,324,072) $ (13,461,719)
                          ============  ============  ============  =============
Basic and diluted:
 Weighted-average shares
  of common stock
  outstanding               13,310,762    13,481,341     8,699,404     13,389,775
 Less: weighted average
  shares subject to
  repurchase                  (128,122)      (35,854)     (144,182)       (51,660)
                          ------------  ------------  ------------  -------------
 Weighted-average shares
  used in computing
  basic and diluted net
  loss per share            13,182,640    13,445,487     8,555,222     13,338,115
                          ============  ============  ============  =============
 Basic and diluted net
  loss per share          $      (0.13) $      (0.50) $      (0.51) $       (1.01)
                          ============  ============  ============  =============
Pro forma:
 Shares used above          13,182,640    13,445,487     8,555,222     13,338,115
 Pro forma adjustment to
  reflect the weighted
  average effect of
  assumed conversion of
  redeemable convertible
  preferred stock                  --            --      2,823,532            --
                          ------------  ------------  ------------  -------------
 Shares used in
  computing pro forma
  basic and diluted net
  loss per share            13,182,640    13,445,487    11,378,754     13,338,115
                          ============  ============  ============  =============
 Pro forma basic and
  diluted net loss per
  share                   $      (0.13) $      (0.50) $      (0.38) $       (1.01)
                          ============  ============  ============  =============

                         ORAPHARMA, INC. AND SUBSIDIARY

The calculation of basic and diluted loss per common share excludes all outstanding redeemable convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase because all such securities are antidilutive for all applicable periods presented. The pro forma calculations exclude outstanding stock options and warrants, and shares subject to repurchase, as they are antidilutive for all applicable periods presented.

3. Inventories

Inventories, which relate solely to Arestin(TM), are stated at the lower of cost or market, as determined using the first-in, first-out method. Inventories at June 30, 2001 consist of:

       Raw materials   $   650,297
       Finished goods      891,030
                       -----------
                       $ 1,541,327
                       ===========

4. Stockholders' Equity

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains forward-looking statements within the meaning of
  Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements about the following:

  .  our ability to successfully market Arestin(TM) in the United States;
  .  our ability to predict future sales levels of Arestin(TM);
  .  our ability to obtain approval to sell Arestin(TM) in Europe;
  .  our intentions regarding European collaborations;
  .  anticipated operating losses and capital expenditures;
  . our product development efforts, and related estimated costs, for our mucositis and bone regeneration product candidates; and
  . the timing of our initiating Phase 1 clinical trials for our mucositis and bone regeneration product candidates

When used in this Report, we intend the words "may", "believe", "anticipate", "plan", "expect", "predict", "estimate", "require", "intend" and similar words to identify "forward-looking statements". These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. Such risks and uncertainties include the possible failure of clinical trials for our product candidates; our ability to successfully market product candidates; our ability to achieve milestones on which licensed rights to Arestin(TM) are dependent; the prospect of continued losses by us; our dependence on sole-source suppliers for the production of Arestin(TM); and the other risks described in our Form 10-K for the year ended December 31, 2000. You should not place undue reliance on our forward-looking statements. We disclaim any obligation to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements, and we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW OF ORAPHARMA'S FINANCIAL PERFORMANCE

We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of specialty pharmaceutical products, with an initial focus on the emerging field of oral health care. Our initial research and development program was based on our core drug delivery technology that we license from American Home Products ("AHP") for the development of our first product, Arestin(TM), that focuses on periodontal disease. Beginning in December 1998, we licensed technologies from others for indications in oncology, dental implantation and orthopedics. With respect to our new product candidates, we have formed relationships to capitalize on our core technology and expand our expertise in drug formulation and development. As of June 30, 2001, we have completed preclinical trials on our new product candidate for mucositis, which focuses on oncology, and for bone regeneration, which focuses on dental implantation and orthopedics. We expect to begin Phase 1 human clinical trials for our mucositis product during the summer of 2001, and for our bone regeneration product prior to year-end 2001. We cannot accurately estimate either the cost of these development activities or the time when the costs will be incurred, and we are unable to predict with any certainty if product candidates will become commercial products.

On February 16, 2001, we obtained approval from the United States Food and Drug Administration ("FDA") to begin marketing our first product, Arestin(TM), for the adjunct treatment of adult periodontal disease. On April 2, 2001, we began selling Arestin(TM) in the United States to periodontists and dentists through our direct sales force. In December 2000, we applied to have Arestin(TM) approved for sale in Sweden. If Arestin(TM) is approved, we intend to use Sweden as the sponsor country to enable us to obtain approval for Arestin(TM) in all countries in the European Union.

Prior to April 2, 2001, we operated as a development-stage company and did not generate any revenue. For the three months ended June 30, 2001, we generated revenue of approximately $2 million from the sale of Arestin(TM). We are unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. We have not been profitable and since inception have incurred cumulative net losses of approximately $48.4 million through June 30, 2001. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM), and our new product candidates still in development for mucositis and bone regeneration, together with marketing, general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to our new product candidates will continue to increase as human clinical trials begin. Administrative, manufacturing, sales and marketing costs will increase as revenue from the sale of Arestin(TM) increases.

Nearly all of our revenue for the foreseeable future will depend on our ability to successfully market Arestin(TM). We began selling Arestin(TM) in the United States on April 2, 2001, by deploying a direct sales and marketing force initially comprised of 63 persons. In the international markets, we intend to rely largely on one or more independent distributors to market and sell Arestin(TM). We intend to establish an international infrastructure to support these distributors, and may selectively establish our own sales force, if necessary, to augment these relationships.

Equity Financings.
------------------

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

Milestone Payments, Royalties and License Fees.
-----------------------------------------------

In April 2000, we paid AHP a milestone payment of $500,000 based on the FDA acceptance of our New Drug Application for Arestin(TM) ("NDA") for review. A second milestone payment of $2.5 million was paid to AHP on March 16, 2001 as a result of the FDA approval of Arestin(TM) for the adjunct treatment of adult periodontitis. We also paid AHP $250,000 and issued AHP 110,000 shares of our common stock at the time we entered into our license agreement in February 1997. Our license agreement with AHP also requires us to pay royalties on sales of Arestin(TM) and other products that are covered by the AHP patents or developed using the AHP technology.

In April 2000, we paid Gary R. Jernberg, DDS a milestone payment of $50,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $100,000 was paid to Dr. Jernberg on March 16, 2001 as a result of the FDA approval of Arestin(TM) for the adjunct treatment of adult periodontitis. We also issued Dr. Jernberg a warrant to purchase 20,000 shares of common stock at an exercise price of $0.10 per share, which warrant was exercised in April 1997, and engaged Dr. Jernberg as an advisor, for an annual retainer fee of $30,000. We are required to pay royalties on sales of Arestin(TM) to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est. ("TDI"), relating to technology previously licensed by AHP to this third party. The cumulative amount of any retainers paid to Dr. Jernberg will reduce any royalties payable to Dr. Jernberg, and any royalties payable to either of these parties can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

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

We have also entered into a research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics, to perform preclinical studies on our behalf and to provide us with research and general consulting services regarding our development of the oral mucositis technology. At June 30, 2001, the remaining payments due to this third party are expected to total $195,000 through 2002.

We issued 82,500 shares of common stock to Children's Medical Center Corporation ("CMCC") in December 1998. We are also required to make milestone payments totaling $1.0 million to CMCC, payable in the form of cash or shares of our common stock, upon submission of our first NDA relating to a bone regeneration product candidate and upon approval of our first NDA. We are also obligated to pay CMCC royalties on sales of products covered by the CMCC patents, or which are specified bone and soft-tissue regeneration products. We have also entered into a sponsored research agreement with Children's Hospital, a non-profit affiliate of CMCC, to conduct research in the area of bone and soft-tissue regeneration and perform related preclinical studies. At June 30, 2001, the remaining payments due under the sponsored research agreement are expected to total $277,778 through 2002.

RESULTS OF OPERATIONS

From its founding through the quarter ended March 31, 2001, the Company had no revenues. During the second quarter of 2001, the Company achieved revenue of approximately $2.0 million from sales of Arestin(TM), which was launched as a commercial product on April 2, 2001. The cost of revenues for Arestin(TM) for that same period was $486,000.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

Revenues.
---------

The Company reported approximately $2.0 million in revenues during the three months ended June 30, 2001. Revenues for the second quarter of 2001 were solely comprised of sales of Arestin(TM). Prior to the three months ended June 30, 2001, the Company had reported no revenue.

Cost of Revenues.
-----------------

Cost of revenues for Arestin(TM) was $486,000 for the three months ended June 30, 2001.

Research and Development Expenses.
----------------------------------

Research and development expenses were approximately $2.9 million for the three months ended June 30, 2001 compared to approximately $1.7 million in the same period in 2000, an increase of 73%. This increase of approximately $1.2 million is due to increased spending for product scale-up and clinical support of Arestin(TM), the costs associated with developing new dispenser handles for Arestin(TM), and expenses related to new product development.

Marketing, General and Administrative Expenses.
-----------------------------------------------

Marketing, general and administrative expenses increased to approximately $6.1 million for the three months ended June 30, 2001 compared to approximately $1.2 million in the same period in 2000, an increase of 392%. This increase of approximately $4.8 million is primarily due to increased spending for sales and marketing activities associated with the market launch of Arestin(TM) and higher personnel costs and professional expenses.

Net Interest Income.
--------------------

Interest income decreased to $689,000 for the three months ended June 30, 2001 compared to approximately $1.3 million in the same period in 2000, a decrease of 46%. This decrease of $591,000 was attributable to lower levels of cash and cash equivalents available for investment in the second quarter of 2001, combined with lower interest rates.

Net Loss.
---------

The net loss was approximately $6.8 million for the three months ended June 30, 2001 compared to approximately $1.7 million for the same period in 2000, an increase of 310%. This increase of approximately

$5.1 million, reflects increases in research and development, and marketing, general and administrative expenses, and decreased interest income, offset by the gross profit realized on revenues generated by the sale of Arestin(TM).

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

Revenues.
---------

The Company reported approximately $2.0 million in revenues during the six months ended June 30, 2001. Revenues for the six months ended June 30, 2001 were solely comprised of sales of Arestin(TM). Prior to the three months ended June 30, 2001, the Company had reported no revenue.

Cost of Revenues.
-----------------

Cost of revenues for Arestin(TM) was $486,000 for the six months ended June 30, 2001.

Research and Development Expenses.
----------------------------------

Research and development expenses increased to approximately $5.5 million for the six months ended June 30, 2001 compared to approximately $3.7 million in the same period in 2000, an increase of 46%. This increase of approximately $1.7 million was primarily due to costs related to production scale-up and clinical support of Arestin(TM), the costs associated with developing new dispenser handles for Arestin(TM), and expenses related to new product development.

Marketing, General and Administrative Expenses.
-----------------------------------------------

Marketing, general and administrative expenses increased to approximately $11.2 million for the six months ended June 30, 2001 compared to approximately $2.2 million in the same period in 2000, an increase of 411%. This increase of approximately $9.0 million was primarily due to increased spending for sales and marketing activities associated with the market launch of Arestin(TM) and higher personnel costs and professional expenses.

Net Interest Income (Expense).
------------------------------

Interest income increased to approximately $1.7 million for the six months ended June 30, 2001 compared to approximately $1.6 million in the same period in 2000, an increase of 5%. This increase of $80,000 was primarily due to higher levels of cash and cash equivalents available for investment in 2001. The greater availability of cash and cash equivalents was due to the initial public offering of our common stock on March 9, 2000 and the overallotment sale on April 7, 2000. Interest expense for the same periods was $0 and $9,000 respectively and represented interest paid on an equipment financing facility. The financing facility expired June 30, 2000 and was not renewed.

Net Loss.
---------

Net loss increased to approximately $13.5 million for the six months ended June 30, 2001 compared to approximately $4.3 million in the same period in 2000, an increase of 211%. This increase of approximately $9.1 million was primarily due to increases in research and development, and marketing, general and administrative expenses, offset by the increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had cash and cash equivalents of approximately $56.4 million, a decrease of approximately $18.9 million from December 31, 2000. The decrease in cash was primarily the result of manufacturing and marketing costs incurred in the launch of Arestin(TM) on April 2, 2001, together with cash required for milestone payments, capital equipment, inventory, and accounts receivable, offset by increased accounts payable.

Net cash used in investing activities for the six months ended June 30, 2001 was approximately $5.2 million. Capitalized milestone payments under our licensing agreements with AHP and Dr. Jernberg aggregated $2.6 million. Approximately $679,000 was used for the purchase of leasehold improvements at the facility of the contract-manufacturer who produces Arestin(TM), production equipment was purchased for approximately $1.2 million, and computer hardware and software, leasehold improvements, telephone equipment, laboratory equipment, office equipment and furniture was purchased for $714,000.

We anticipate that our capital expenditures will be approximately $6.9 million for the year ending December 31, 2001. Of this amount, $2.6 million has been incurred for milestone payments under our licensing agreements with AHP and Dr. Jernberg; approximately $2.6 million will be for production equipment and Arestin(TM) dispenser handles, of which approximately $1.4 million has been incurred; and approximately $825,000 will be for computer hardware and software, leasehold improvements, telephone equipment, laboratory equipment, office equipment and furniture, of which approximately $670,000 has been incurred. We also plan to incur expenditures of approximately $875,000 for leasehold improvements at the facility of the contract-manufacturer who produces Arestin(TM), of which $679,000 has been incurred.

We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 18 to 59 months. Current minimum annual payments for both the real and personal property leases total $280,662 per year.

We believe that our current cash position and expected interest income will be sufficient to fund our operations and capital expenditures through at least the year 2002. Market demand for Arestin(TM), together with any future acquisitions, licensing agreements, or similar transactions may cause us to require additional capital in 2002 and beyond. Our operating expenses, working capital requirements and capital expenditures will increase due to the manufacturing scale-up and marketing of Arestin(TM). Research and development expenditures, including clinical studies for our mucositis and bone regeneration product candidates, will continue at high levels as we attempt to advance these new product candidates, and to obtain approval to sell Arestin(TM) in Europe. Due to the need for higher volume manufacturing capability, we are incurring expenditures for the completion of a leasehold improvement at a contract-manufacturer's facility, the purchase of production equipment and the hiring of additional staff to coordinate raw material suppliers and manage contract-manufacturing services at multiple locations. Sales and marketing activities are expected to increase to support the sale of Arestin(TM) in the United States and to begin sales efforts internationally, initially in Europe if European approval is obtained. We intend to hire additional personnel in all functional areas.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our cash and cash equivalents total approximately $56.4 million at June 30, 2001. These assets are invested in a money market fund that invests in short-term government and investment-grade interest-bearing securities on which we were earning 4.24% at June 30, 2001. The reduction of interest rates in the first and second quarter of 2001 had, and any future decline in interest rates will have, a negative impact on the interest income we will earn on these assets. We have not entered into any arrangements to offset such risk.

We do not currently have any interest bearing debt, nor do we utilize any hedging or derivative instruments. Accordingly, interest rate or foreign currency fluctuations will not have any impact on our results of operations unless, and until, we enter into loan agreements or hedging transactions. If we begin generating revenue in the international markets, the Company may enter into hedging transactions.

                          PART II--OTHER INFORMATION

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

The Company incurred the following expenses with respect to the Offering, none of which were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company and no further expenses have been incurred:

                         Underwriting
                           Discounts                  Underwriter's
                        and Commissions Finders' Fees   Expenses    Other Expenses Total Expenses
                        --------------- ------------- ------------- -------------- --------------
Primary Offering          $5,040,000        $ --          $ --        $  967,702     $6,007,702
Overallotment Offering       756,000          --            --            52,552        808,552
                          ==========        =====         =====       ==========     ==========
                          $5,796,000        $ --          $ --        $1,020,254     $6,816,254
                          ==========        =====         =====       ==========     ==========

The net offering proceeds to the Company from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through June 30, 2001 we have used cash on hand prior to the Offering plus $19,627,049 of the offering proceeds. Through June 30, 2001, we have applied the net Offering proceeds as follows:

To finance our net loss for the six months ended June 30, 2001,
 net of non-cash charges                                         $12,697,832
Working capital requirements                                       1,772,196
Purchase of fixed assets                                           2,557,021
Additional cost of intangible assets                               2,600,000
Temporary investments (cash equivalents)                         $56,356,697

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On June 14, 2001, the company held its Annual Meeting of Stockholders. At this meeting the stockholders voted in favor of the following proposals listed in the Proxy Statement dated May 15, 2001:

    (1) Election of a Director

                      For        Withheld
                      ---        --------
     James J. Mauzey  12,255,921 7,234

  (2)Proposal to amend the Company's 1999 Equity Compensation Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,250,000 to 1,920,000.

                      For        Against  Abstain
                      ---        -------  -------
                      11,925,060 292,733  45,362

  (3)Ratification of the appointment by the Board of Directors of Arthur
  Andersen LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001.

                      For        Against  Abstain
                      ---        -------  -------
                      12,251,716 7,668    3,771

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.2a Amendment No. 1 to OraPharma, Inc. 1999 Equity Compensation Plan.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2001                      /s/ Michael D. Kishbauch
                                          -------------------------------
                                          Michael D. Kishbauch
                                          President and Chief Executive
                                          Officer (Principal Executive Officer
                                          and Duly Authorized Signatory)

Date: August 8, 2001                      /s/ James A. Ratigan
                                          -------------------------------
                                          James A. Ratigan
                                          Executive Vice President, Chief
                                          Financial Officer and Secretary
                                          (Principal Financial Officer and
                                          Duly Authorized Signatory)

Date: August 8, 2001                      /s/ Robert D. Haddow
                                          -------------------------------
                                          Robert D. Haddow
                                          Controller (Principal Accounting
                                          Officer and Duly Authorized Signatory)

                                 EXHIBIT INDEX

10.2a Amendment No. 1 to OraPharma, Inc. 1999 Equity Compensation Plan.