Form 10-Q
period 2001-09-30
ORAPHARMA INC
filed 2001-11-14
CIK 1028065

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission file number 000-29839

                               ----------------

                                ORAPHARMA, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              22-3473777
                                         (I.R.S. EmployerIdentification No.)
    (State or other jurisdictionof
    incorporation or organization)

                                732 Louis Drive
                           Warminster, Pennsylvania
                                     18974
                   (Address of principal executive offices)

                                 215/956-2200
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of November 14, 2001, 13,526,335 shares of common stock were outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         ORAPHARMA, INC. AND SUBSIDIARY

                                     INDEX

                                          Page
                                          ----
 PART I. FINANCIAL INFORMATION

    Item 1. Consolidated Financial
            Statements (unaudited)........   3

            Balance Sheets--September
            30, 2001 and December 31,
            2000.......................      3

            Statements of Operations--
            Three months ended
            September 30, 2001 and 2000
            and Nine months ended
            September 30, 2001 and
            2000.......................      4

            Statements of Cash Flows--
            Nine months ended September
            30, 2001 and 2000..........      5

            Notes to Financial
            Statements.................    6-7

    Item 2. Management's Discussion and
            Analysis of Financial
            Condition and Results of
            Operations.................   7-12

    Item 3. Quantitative and
            Qualitative Disclosures
            About Market Risk..........     12

 PART II.  OTHER INFORMATION............    13

    Item 1. Legal Proceedings..........     13

    Item 2. Change in Securities and
            Use of Proceeds............     13

    SIGNATURES..........................    14

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                         ORAPHARMA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                           December 31, 2000 September 30, 2001
                                           ----------------- ------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............   $ 75,255,171       $ 49,061,495
  Accounts receivable, net................            --             989,105
  Inventories.............................            --           2,292,125
  Prepaid expenses and other..............        434,562            563,271
                                             ------------       ------------
    Total current assets..................     75,689,733         52,905,996
FIXED ASSETS, net.........................      4,079,422          6,558,689
INTANGIBLE ASSETS, net....................        662,363          2,924,650
                                             ------------       ------------
    Total assets..........................   $ 80,431,518       $ 62,389,335
                                             ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable........................   $  2,216,719       $  3,520,811
  Accrued expenses........................      1,742,405          2,122,478
                                             ------------       ------------
    Total current liabilities.............      3,959,124          5,643,289
                                             ------------       ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001,
   5,000,000 shares authorized, none
   issued.................................            --                 --
  Common stock, par value $.001,
   50,000,000 shares authorized,
   13,421,224 and 13,516,773 shares issued
   and outstanding at December 31, 2000
   and September 30, 2001, respectively...         13,421             13,517
  Additional paid-in capital..............    111,969,930        112,036,505
  Deferred compensation...................       (602,352)          (449,162)
  Accumulated deficit.....................    (34,908,605)       (54,854,814)
                                             ------------       ------------
    Total stockholders' equity............     76,472,394         56,746,046
                                             ------------       ------------
    Total liabilities and stockholders'
     equity...............................   $ 80,431,518       $ 62,389,335
                                             ============       ============

   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                            ------------------------  -------------------------
                               2000         2001         2000          2001
                            -----------  -----------  -----------  ------------
REVENUE...................  $       --   $ 2,211,664  $       --   $  4,224,450
                            -----------  -----------  -----------  ------------
OPERATING EXPENSES
  Cost of revenue.........          --       612,841          --      1,098,788
  Research and
   development............    1,787,621    2,789,208    5,537,477     8,274,690
  Marketing, general and
   administrative.........    1,789,420    5,768,512    3,982,614    16,968,445
                            -----------  -----------  -----------  ------------
                              3,577,041    9,170,561    9,520,091    26,341,923
                            -----------  -----------  -----------  ------------
    Operating loss........   (3,577,041)  (6,958,897)  (9,520,091)  (22,117,473)
INTEREST INCOME, net......    1,339,263      474,407    2,958,241     2,171,264
                            -----------  -----------  -----------  ------------
NET LOSS..................  $(2,237,778) $(6,484,490) $(6,561,850) $(19,946,209)
                            ===========  ===========  ===========  ============
BASIC AND DILUTED NET LOSS
 PER SHARE................  $     (0.17) $     (0.48) $     (0.65) $      (1.49)
                            ===========  ===========  ===========  ============
SHARES USED IN COMPUTING
 BASIC AND DILUTED NET
 LOSS PER SHARE...........   13,255,136   13,483,016   10,120,382    13,381,049
                            ===========  ===========  ===========  ============
PRO FORMA BASIC AND
 DILUTED NET LOSS PER
 SHARE....................  $     (0.17) $     (0.48) $     (0.55) $      (1.49)
                            ===========  ===========  ===========  ============
SHARES USED IN COMPUTING
 PRO FORMA BASIC AND
 DILUTED NET LOSS PER
 SHARE....................   13,255,136   13,483,016   11,995,867    13,381,049
                            ===========  ===========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     -------------------------
                                                        2000          2001
                                                     -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................... $(6,561,850) $(19,946,209)
    Adjustments to reconcile net loss to net cash
     used in operating activities--
    Depreciation and amortization...................     297,567     1,080,845
    Stock based compensation expense................     184,721       153,190
    Common stock and warrants issued in connection
     with acquisition of technology.................      61,164           --
  Changes in operating assets and liabilities--
    Accounts receivable.............................         --       (989,105)
    Inventories.....................................         --     (2,292,125)
    Prepaid expenses and other......................  (1,305,919)     (128,709)
    Accounts payable................................     590,532     1,304,092
    Accrued expenses................................    (256,751)      380,073
                                                     -----------  ------------
      Net cash used in operating activities.........  (6,990,536)  (20,437,948)
                                                     -----------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures..............................    (705,660)   (3,222,399)
  Expenditures for intangible assets................    (550,000)   (2,600,000)
                                                     -----------  ------------
      Net cash used in investing activities.........  (1,255,660)   (5,822,399)
                                                     -----------  ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from the sale of common stock and
   exercise of stock options and warrants...........  76,065,571        66,671
  Repayment of notes payable........................    (480,978)          --
                                                     -----------  ------------
      Net cash provided by financing activities.....  75,584,593        66,671
                                                     -----------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................  67,338,397   (26,193,676)
CASH AND CASH EQUIVALENTS, beginning of period......  13,073,803    75,255,171
                                                     -----------  ------------
CASH AND CASH EQUIVALENTS, end of period............ $80,412,200  $ 49,061,495
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

                             Three months ended         Nine months ended
                                September 30,             September 30,
                           ------------------------  -------------------------
                              2000         2001         2000          2001
                           -----------  -----------  -----------  ------------
Net Loss.................. $(2,237,778) $(6,484,490) $(6,561,850) $(19,946,209)
                           ===========  ===========  ===========  ============
Basic and diluted:
  Weighted-average shares
   of common stock
   outstanding............  13,360,125   13,503,569   10,258,863    13,430,440
  Less: weighted average
   shares subject to
   repurchase.............    (104,989)     (20,553)    (138,481)      (49,391)
                           -----------  -----------  -----------  ------------
  Weighted-average shares
   used in computing basic
   and diluted net loss
   per share..............  13,255,136   13,483,016   10,120,382    13,381,049
                           ===========  ===========  ===========  ============
  Basic and diluted net
   loss per share.........      $(0.17)      $(0.48)      $(0.65)       $(1.49)
                           ===========  ===========  ===========  ============
Pro forma:
  Shares used above.......  13,255,136   13,483,016   10,120,382    13,381,049
  Pro forma adjustment to
   reflect the weighted
   average effect of
   assumed conversion of
   redeemable convertible
   preferred stock........         --           --     1,875,485           --
                           -----------  -----------  -----------  ------------
  Shares used in computing
   pro forma basic and
   diluted net loss per
   share..................  13,255,136   13,483,016   11,995,867    13,381,049
                           ===========  ===========  ===========  ============
  Pro forma basic and
   diluted net loss per
   share..................      $(0.17)      $(0.48)      $(0.55)       $(1.49)
                           ===========  ===========  ===========  ============

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

3. Inventories

  Inventories, which relate solely to Arestin(TM), are stated at the lower of cost or market, as determined using the first-in, first-out method. Inventories at September 30, 2001 consist of:

   Raw materials..................................................... $  896,456
   Finished goods....................................................  1,395,669
                                                                      ----------
                                                                      $2,292,125
                                                                      ==========

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

  . our product development efforts, and related estimated costs, for our mucositis and bone regeneration product candidates; and

  . the timing of our initiating Phase 1 clinical trials for our bone regeneration product candidate

  When used in this Report, we intend the words "may", "believe", "anticipate", "plan", "expect", "predict", "estimate", "require", "intend" and similar words to identify "forward-looking statements". These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. Such risks and uncertainties include the possible failure of clinical trials for our product candidates; our ability to successfully market product candidates; our ability to achieve milestones on which licensed rights to Arestin(TM) and our other product candidates are dependent; the prospect of continued losses by us; our dependence on sole-source suppliers for the production of Arestin(TM); and the other risks described in our Form 10-K for the year ended December 31, 2000. You should not place undue reliance on our forward-looking statements. We disclaim any obligation to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements, and we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview of Orapharma's Financial Performance

  We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of specialty pharmaceutical products, with an initial focus on the emerging field of oral health care. Our initial research and development program was based on our core drug delivery technology that we license from American Home Products ("AHP"), for the development of our first product, Arestin(TM), that focuses on periodontal disease. Beginning in December 1998, we licensed technologies from others for indications in oncology, dental implantation and orthopedics. With respect to our new product candidates, we have formed relationships to capitalize on our core technology and expand our expertise in drug formulation and development. As of September 30, 2001, we have also completed preclinical trials on our new product candidate for bone regeneration, which focuses on dental implantation and orthopedics. On August 27, 2001 we announced the start of Phase 1 human clinical trials for our product that focuses on oral mucositis, a condition secondary to certain cancer treatments. We expect to begin Phase I human clinical trials for our bone regeneration product prior to year-end 2001. We cannot accurately estimate either the cost of these development activities or the time when the costs will be incurred, and we are unable to predict with any certainty if product candidates will become commercial products.

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

  Prior to April 2, 2001, we operated as a development-stage company and did not generate any revenue. For the nine months ended September 30, 2001, we generated revenue of approximately $4.2 million from the sale of Arestin(TM). We are unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. We have not been profitable and since inception have incurred cumulative net losses of approximately $54.9 million through September 30, 2001. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM) and our new product candidates still in development for mucositis and bone regeneration, together with marketing, general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to our new product candidates will continue to increase as human clinical trials begin. Administrative, manufacturing, sales and marketing costs will increase as we attempt to increase revenue from the sale of Arestin(TM).

  Nearly all of our revenue for the foreseeable future will depend on our ability to successfully market Arestin(TM). We began selling Arestin(TM) in the United States on April 2, 2001, by deploying a direct sales and marketing force initially comprised of 63 persons. During the fourth quarter we will be expanding our direct sales and marketing force by an additional 18 individuals to provide further penetration into the market. In the international markets, we intend to rely largely on one or more independent distributors to market and sell Arestin(TM). We began to establish an international infrastructure to support these distributors, and may selectively establish our own sales force, if necessary, to augment these relationships.

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

  We have also entered into a research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics, to perform preclinical studies on our behalf and to provide us with research and general consulting services regarding our development of the oral mucositis technology. At September 30, 2001, the remaining payments due to this third party are expected to total $150,000 through 2002.

  We issued 82,500 shares of common stock to Children's Medical Center Corporation ("CMCC") in December 1998. We are also required to make milestone payments totaling $1.0 million to CMCC, payable in the form of cash or shares of our common stock, upon submission of our first NDA relating to a bone regeneration product candidate and upon approval of our first NDA. We are also obligated to pay CMCC royalties on sales of products covered by the CMCC patents, or which are specified bone and soft-tissue regeneration products. We have also entered into a sponsored research agreement with Children's Hospital, a non-profit affiliate of CMCC, to conduct research in the area of bone and soft-tissue regeneration and perform related preclinical studies. At September 30, 2001, the remaining payments due under the sponsored research agreement are expected to total $240,000 through 2002.

Results of Operations

  From its founding through the quarter ended March 31, 2001, the Company had no revenues. During the second and third quarters of 2001, the Company achieved revenue of approximately $4.2 million from sales of Arestin(TM), which was launched as a commercial product on April 2, 2001. The cost of revenues for Arestin(TM) for that same period was approximately $1.1 million.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

  Revenues. The Company reported approximately $2.2 million in revenues during the three months ended September 30, 2001. Revenues for the third quarter of 2001 were solely comprised of sales of Arestin(TM) . Prior to the launch of Arestin(TM) on April 2, 2001, the Company had reported no revenue.

  Cost of Revenues. Cost of revenues for Arestin(TM) was $613,000 for the three months ended September 30, 2001. We rely on contract manufacturers for the production and packaging of Arestin(TM), and on another contractor for the warehousing and shipment of Arestin(TM).

  Research and Development Expenses. Research and development expenses were approximately $2.8 million for the three months ended September 30, 2001 compared to approximately $1.8 million in the same period in 2000, an increase of 56%. This increase of approximately $1.0 million is due to increased spending for Arestin(TM) manufacturing scale-up and clinical support of Arestin(TM), as well as the initiation of the Phase I trial of our mucositis product candidate.

  Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased to approximately $5.8 million for the three months ended September 30, 2001 compared to approximately $1.8 million in the same period in 2000, an increase of 222%. This increase of approximately $4.0 million is primarily due to increased spending for sales and marketing activities associated with the market launch of Arestin(TM), together with higher personnel costs and professional expenses.

  Net Interest Income. Interest income decreased to $474,000 for the three months ended September 30, 2001 compared to approximately $1.3 million in the same period in 2000, a decrease of 65%. This decrease of $865,000 was attributable to lower levels of cash and cash equivalents available for investment in the third quarter of 2001, combined with lower interest rates.

  Net Loss. The net loss was approximately $6.5 million for the three months ended September 30, 2001 compared to approximately $2.2 million for the same period in 2000, an increase of 190%. This increase of approximately $4.2 million reflects increases in research and development, and marketing, general and administrative expenses, and decreased interest income, offset by the gross profit realized on revenues generated by the sale of Arestin(TM).

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

  Revenues. The Company reported approximately $4.2 million in revenues during the nine months ended September 30, 2001. Revenues for the nine months ended September 30, 2001 were solely comprised of sales of Arestin(TM). Prior to the launch of Arestin(TM) on April 2, 2001, the Company had reported no revenue.

  Cost of Revenues. Cost of revenues for Arestin(TM) was approximately $1.1 million for the nine months ended September 30, 2001. We rely on contract manufacturers for the production and packaging of Arestin(TM), and on another contractor for the warehousing and shipment of Arestin(TM).

  Research and Development Expenses. Research and development expenses increased to approximately $8.3 million for the nine months ended September 30, 2001 compared to approximately $5.5 million in the same period in 2000, an increase of 49%. This increase of approximately $2.7 million was primarily due to costs related to production scale-up and clinical support of Arestin(TM), the costs associated with developing new dispenser handles for Arestin(TM), the initiation of the Phase I trial of our mucositis product candidate, and expenses related to new product development.

  Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased to approximately $17.0 million for the nine months ended September 30, 2001 compared to approximately $4.0 million in the same period in 2000, an increase of 326%. This increase of approximately $13.0 million was primarily due to increased spending for sales and marketing activities associated with the market launch of Arestin(TM) and higher personnel costs and professional expenses.

  Net Interest Income. Interest income decreased to approximately $2.2 million for the nine months ended September 30, 2001 compared to approximately $3.0 million in the same period in 2000, a decrease of 27%. This decrease of $787,000 was primarily due to higher levels of cash and cash equivalents available for investment in 2000. The greater availability of cash and cash equivalents was due to the initial public offering of our common stock on March 9, 2000 and the overallotment sale on April 7, 2000. Interest expense for the same periods was $0 and $9,000 respectively and represented interest paid on an equipment financing facility. The financing facility expired June 30, 2000 and was not renewed.

  Net Loss. Net loss increased to approximately $20.0 million for the nine months ended September 30, 2001 compared to approximately $6.6 million in the same period in 2000, an increase of 204%. This increase of approximately $13.4 million was primarily due to increases in research and development, and marketing, general and administrative expenses, and decreased interest income, offset by the gross profit realized on revenues generated by the sale of Arestin(TM).

Liquidity and Capital Resources

  As of September 30, 2001, we had cash and cash equivalents of approximately $49.1 million, a decrease of approximately $26.2 million from December 31, 2000. The decrease in cash was primarily the result of the net loss we incurred for the nine months ended September 30, 2001, together with cash required for milestone payments, capital equipment, inventory, and accounts receivable, offset by increased accounts payable.

  Net cash used for the nine months ended September 30, 2001 was approximately $5.8 million. Capitalized milestone payments under our licensing agreements with AHP and Dr. Jernberg aggregated $2.6 million. Approximately $1.5 million was used for the purchase of production equipment and Arestin(TM) dispenser handles, $977,000 was used to purchase computer hardware and software, telephone equipment, leasehold improvements, laboratory equipment, office equipment and furniture, and $761,000 was used for the purchase of leasehold improvements at the facility of a contract-manufacturer who produces Arestin(TM).

  We anticipate that our cash requirements will be approximately $6.2 million for the year ending December 31, 2001. Of this amount, $2.6 million has been incurred for milestone payments under our licensing agreements with AHP and Dr. Jernberg; approximately $1.8 million will be for production equipment and Arestin(TM) dispenser handles, of which approximately $1.5 million has been incurred; and approximately $950,000 will be for computer hardware and software, telephone equipment, leasehold improvements, laboratory equipment, office equipment and furniture, of which approximately $977,000 has been incurred. We also plan to incur expenditures of approximately $850,000 for leasehold improvements at the facility of the contract-manufacturer who produces Arestin(TM), of which $761,000 has been incurred.

  We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 15 to 29 months. Current minimum annual payments for both the real and personal property leases total $281,000 per year.

  We believe that our current cash position and expected interest income will be sufficient to fund our operations and capital expenditures through the first half of 2003. Market demand for Arestin(TM), together with any future acquisitions, licensing agreements, or similar transactions may cause us to require additional capital in 2002 and beyond. Our operating expenses, working capital requirements and capital expenditures will increase due to the manufacturing scale-up and marketing of Arestin(TM). Research and development expenditures, including clinical studies for our mucositis and bone regeneration product candidates, will continue at high levels as we attempt to both advance the potential commercialization of our new product candidates and to obtain approval to sell Arestin(TM) in Europe. Due to the need for higher volume manufacturing capability, we are incurring expenditures for the completion of a leasehold improvement at a contract-manufacturer's facility, the purchase of production equipment and the hiring of additional staff to coordinate raw material suppliers and manage contract-manufacturing services at multiple locations. Sales and marketing activities are expected to increase to support the sale of Arestin(TM) in the United States and to begin sales efforts internationally, initially in Europe if European approval is obtained. We intend to hire additional personnel in all functional areas.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

  Our cash and cash equivalents total approximately $49.1 million at September 30, 2001. These assets are invested in a money market fund that invests in short-term government and investment-grade, interest-bearing securities on which we were earning 3.61% at September 30, 2001. The reduction of interest rates in the first three quarters of 2001 had, and any future decline in interest rates will have, a negative impact on the interest income we will earn on these assets. We have not entered into any arrangements to offset such risk.

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

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  In November 2001, the Company, certain of the Company's directors and officers and certain underwriters of the Company's initial public offering were named as defendants in a class action complaint filed in the United States District Court for the Southern District of New York. The complaint alleges, among other things, violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on allegedly material misstatements and/or omissions in the prospectus for the Company's initial public offering concerning the commissions received by the underwriters of such offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in such offering to buy additional shares of the Company subsequently in the open market at pre-determined prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The Company intends to defend these actions vigorously. The Company cannot predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company's business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

  On March 9, 2000, the Company consummated its initial public offering (the "Offering") of its common stock (the "Common Stock") based on the registration statement relating to this offering (File No. 333-93881), which was declared effective on that date. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company in the Offering were as follows:

                             Shares      Aggregate                  Aggregate
                           Registered Price Registered Amount Sold Price Sold
                           ---------- ---------------- ----------- -----------
   Primary Offering....... 4,000,000    $72,000,000     4,000,000  $72,000,000
   Overallotment
    Offering..............   600,000     10,800,000       600,000   10,800,000

  The Company incurred the following expenses with respect to the Offering, none of which were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company and no further expenses have been incurred:

                              Underwriting
                                Discounts    Finders' Underwriter's   Other      Total
                             and Commissions   Fees     Expenses     Expenses   Expenses
                             --------------- -------- ------------- ---------- ----------
   Primary Offering........    $5,040,000      $--        $--       $  967,702 $6,007,702
   Overallotment Offering..       756,000       --         --           52,552    808,552
                               ----------      ----       ----      ---------- ----------
                               $5,796,000      $--         --       $1,020,254 $6,816,254
                               ==========      ====       ====      ========== ==========

  The net Offering proceeds to the Company from the primary offering, after deducting the foregoing discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through September 30, 2001 we have used cash on hand prior to the initial public offering plus $26,922,251 of the Offering proceeds. Through September 30, 2001, we have applied the net Offering proceeds as follows:

   To finance our net loss for the nine months ended September 30,
    2001, net of
    non-cash charges............................................... $18,712,174
   Working capital requirements....................................   2,387,678
   Purchase of fixed assets........................................   3,222,399
   Additional cost of intangible assets............................   2,600,000
   Temporary investments (cash equivalents)........................ $49,061,495

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Michael D. Kishbauch          President and Chief         November 14, 2001
______________________________________  Executive Officer
         Michael D. Kishbauch           (Principal Executive
                                        Officer and Duly
                                        Authorized Signatory)

       /s/ James A. Ratigan            Executive Vice President,   November 14, 2001
______________________________________  Chief Financial Officer
           James A. Ratigan             and Secretary (Principal
                                        Financial Officer and
                                        Duly Authorized
                                        Signatory)

       /s/ Robert D. Haddow            Controller (Principal       November 14, 2001
______________________________________  Accounting Officer and
           Robert D. Haddow             Duly Authorized
                                        Signatory)