Form 10-K405
period 2001-12-31
ORAPHARMA INC
filed 2002-03-22
CIK 1028065

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

    For the fiscal year ended December 31, 2001

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
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price of the common stock on March 12, 2002, as reported by The Nasdaq Stock Market, was approximately $55,539,829 (assuming, but not admitting for any purpose, that all directors and executive officers of the registrant are affiliates).

   The number of shares of the registrant's common stock, $0.001 par value, issued and outstanding as of March 12, 2002, was 13,544,498.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of part III, Items 10, 11, 12 and 13 of this report are incorporated by reference to the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on June 18, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                    PART I


 1.   Business..........................................................     1
 2.   Properties........................................................    18
 3.   Legal Proceedings.................................................    18
 4.   Submission of Matters to a Vote of Security Holders...............    18
 4A.  Executive Officers of the Registrant..............................    18


                                    PART II


 5.   Market for the Company's Common Equity and Related Stockholder
       Matters..........................................................    21
 6.   Selected Consolidated Financial Data..............................    22
 7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    22
 7A.  Quantitative and Qualitative Disclosures About Market Risk........    30
 8.   Financial Statements and Supplementary Data.......................    30
 9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................    30


                                   PART III


 10.  Director and Executive Officers of the Company....................    31
 11.  Executive Compensation............................................    31
 12.  Security Ownership of Certain Beneficial Owners and Management....    31
 13.  Certain Relationships and Related Transactions....................    31


                                    PART IV


 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   32
 SIGNATURES .............................................................   33
 EXHIBIT INDEX ..........................................................   35
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS .............................  F-1

                                     PART I

ITEM 1. BUSINESS

Introduction

   OraPharma is a specialty pharmaceutical company that is engaged in discovering, developing, and commercializing pharmaceutical products, with an initial focus on oral health care. We began selling our first product, Arestin(TM), in the United States in April 2001. Arestin(TM) is a locally administered antibiotic indicated for the adjunctive treatment of adult periodontitis, following a mechanical procedure known as scaling and root planing. In February 2001, we received approval from the U.S. Food and Drug Administration ("FDA") to market Arestin(TM) in the United States. Our Phase 3 clinical trials demonstrated that Arestin(TM), used adjunctively, significantly reduced the depth of periodontal pockets compared to scaling and root planing alone. In December 2000, we submitted a Marketing Authorization Application to obtain approval to market Arestin(TM) in Sweden. In accordance with the European mutual recognition procedure, we plan to use Sweden as the sponsor country in order to gain approval to market Arestin(TM) throughout the European Union. We plan to sell Arestin(TM) in Europe through one or more distribution partners, though we have not yet entered into any agreements with potential partners.

   We are directing our research and development programs at further establishing a presence in specialty pharmaceuticals that address oncology, dental implantation, orthopedics, central nervous system conditions, and pain management, as well as a second-generation therapeutic for periodontal disease and a treatment for traumatic injury to teeth.

Business Strategy

   Our fundamental business strategy is to use our expertise in drug formulation and drug delivery to develop specialty drugs that address large and growing unmet medical needs. Our drug development strategy focuses on well characterized compounds, as opposed to new chemical entities, since the therapeutic areas in which we have the greatest interest tend to have a compelling need for proper delivery of safe and effective drugs. In addition, by focusing on well characterized compounds, we are more likely to experience lower risk, lower cost and a faster drug development time than we would if our focus was on new chemical entities. Where possible, we attempt to integrate this drug development strategy into our expertise in drug delivery technologies. Finally, where possible, we intend to target relatively accessible markets, typically markets driven by specialist rather than general practitioners, because that preserves for us the potential to participate in product commercialization, while minimizing marketing and sales infrastructure costs.

Key Initiatives

   First and foremost, we currently have, as our primary focus, making Arestin(TM) the most successful locally administered antibiotic for the treatment of periodontal disease. We believe that dental pharmaceuticals is a rapidly emerging field and presents an opportunity for us to become a leader in the development and marketing of pharmaceutical products for the treatment of oral diseases such as periodontitis. We further believe that Arestin(TM) has already shown itself to be the best currently available locally administered antibiotic for the treatment of periodontal disease.

   We are using our direct sales and marketing organization to sell Arestin(TM). We have built an internal field sales and marketing organization consisting of 81 professionals as of December 31, 2001, who are selling and promoting Arestin(TM) in the U.S. directly to a defined number of periodontists and dentists who treat adult periodontitis. We believe we can continue to successfully sell Arestin(TM) within the United States by focusing on this concentrated group of oral care specialists. Outside of the United States, we intend to engage one or more distribution partners to market and sell Arestin(TM).

   During the nine months of 2001 in which we generated revenue, we sold Arestin(TM) to approximately 8,500 dental professionals, and recorded revenues of approximately $7.7 million. We believe this level of revenue is higher than that generated during 2001 by any other locally administered antibiotic for the treatment of periodontal disease available at this time.

   The strategy we employed in developing Arestin(TM) is consistent with our overall drug development strategy. The active, ingredient in Arestin(TM), minocycline, is an FDA-approved antibiotic that has been available for over twenty years. We have integrated this drug into a sustained-release drug delivery technology developed by our scientists, using microsphere time release for local delivery of the antibiotic directly into periodontal pockets. In addition, the market, which consists of approximately 30,000 periodontists and general dentists that treat periodontal disease, is a market that is accessible to our existing field force.

   Second, to the extent we can do so on attractive terms, we intend to either in-license, acquire or co-promote products developed by other companies that will enable us to leverage our sales force and customer base by promoting products in addition to Arestin(TM) to this audience of dental practitioners.

   Third, we intend to continue to advance our pipeline of potential new product candidates. The following chart contains information regarding this product candidate pipeline:

        Product or
     Potential Product                                                                   Licensors/Research
         Candidate            Therapeutic Indication        Development Status              Institutions
 ------------------------   -------------------------- ---------------------------- -----------------------------
 Arestin(TM)                Periodontitis/Pocket-      FDA approved; launched       American Home Products
                            depth Reduction            April 2001


 OC-1012                    Mucositis                  Phase 1 trials initiated in  Brigham and Women's
                                                       September 2001               Hospital/Mucosal Therapeutics


 OC-1016                    Bone Regeneration for      Preclinical                  Children's Medical Center
                            use in dental implantation                              Corporation
                            and orthopedics

 Drug Delivery System for   Oncology, central nervous  Early stage research and     Internal development effort
  Large and Small           system conditions and      development proof-of-concept
  Molecule Drugs            pain management            initiative

   In addition to the above-listed product candidates, we continue to advance early stage research and development efforts for other potential product candidates using the technology on which Arestin(TM) is based. These include a second-generation therapeutic for periodontal disease and a therapeutic to treat traumatic injuries to teeth.

Arestin(TM) for the Treatment of Periodontitis

Periodontitis, and the Market

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

   An average case of periodontitis affects three to four teeth, according to The Journal of Periodontology. Our estimates suggest that the average periodontal patient has 12 periodontal pockets. These periodontal pockets provide a site for the accumulation of disease-causing bacteria. With increasing depth of the pocket, bacterial plaque becomes less accessible to typical oral hygiene practices, such as brushing and flossing, and routine dental procedures, such as checkups and cleanings. In pockets deeper than 4mm, brushing and bacterial mouth rinses, which may be effective in treating gingivitis, cannot reach the base of the pocket and the bacteria in the pocket that cause the disease. A pocket depth of 5mm to 7mm constitutes moderate periodontitis and a pocket depth of greater than 7mm constitutes severe periodontitis. The destructive process caused by periodontitis will continue at the base of the pocket in spite of the continuing use of typical oral hygiene, unless treated by an oral care professional. If left untreated, periodontitis will continue to progress and eventually lead to tooth and bone loss.

   Periodontitis has no known cure and is the most common cause of adult tooth loss. According to published reports citing the ADA, approximately 50 million Americans have periodontal disease and less than 30% of that population are currently receiving treatment. Along with this widespread prevalence, the ADA estimated that in 1990, oral care professionals treated approximately 14 million patients that have periodontitis. According to industry sources, the U.S. population spends more than $6.0 billion per year on products and services to treat periodontitis.

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

   Systemic antibiotics have occasionally been used in conjunction with scaling and root planing to treat periodontitis. However, concerns over side effects and antibiotic resistance have prompted the search for alternatives. Several therapeutics have been approved by the FDA for the treatment of periodontitis. Arestin(TM), was approved in February 2001, and the following three therapeutics were introduced in the U.S. in 1998:

  . Atridox, a biodegradable gel that delivers the antibiotic doxycycline into periodontal pockets. Atridox is a product consisting of a powder and a gel that must be stored in a refrigerated environment and then mixed immediately prior to use. Mixing involves manually pumping the powder and gel 100 times between two interconnected syringes. After mixing, the practitioner draws the product into one syringe, removes the other syringe and replaces it with an application tip. The product is then injected into the periodontal pockets. The practitioner is then instructed to cover those pockets filled with Atridox with either a periodontal dressing or a dental adhesive. FDA-approved labeling also specifies that the patient should not brush any treated areas for seven days following the application of Atridox.

  . PerioChip, a sustained-release biodegradable collagen chip containing chlorhexidine, an anti-microbial, which is released over seven to 10 days. A chip is inserted into each periodontal pocket by the practitioner. FDA-approved labeling limits each treatment to eight chips, and the product must be stored in a refrigerated environment. FDA labeling also indicates that mild to moderate sensitivity is normal during the first week after placement, and patients are advised to promptly notify the practitioner if a chip dislodges.

  . Periostat, a 20 mg systemic doxycycline tablet taken orally twice daily for up to nine months. The dosage is not intended to be sufficient for an antibiotic effect, but is intended to suppress collagenase, an enzyme that causes tissue destruction. The product is a prescription drug, not a chair-side treatment, as are Atridox and Periochip.

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

   We chose minocycline as the active ingredient because:

  . its antibiotic profile places it among the most effective agents against the pathogens associated with periodontitis; and

  . studies suggest that it promotes gum reattachment through alteration of tooth root surface chemistry.

   The Arestin(TM) microspheres are in a dry powder form, and are packaged in a small disposable cartridge that attaches to a specially designed autoclaveable handle. To administer Arestin(TM), the oral care professional removes the disposable cartridge from its package and simply connects the cartridge to the handle, and then dispenses the microspheres directly into the periodontal pocket. Each cartridge contains a metered dose for one periodontal pocket and can be administered in only a few seconds. Exposure to moisture in the periodontal pocket causes the microspheres to adhere to tissue in the pocket, and then begin to break down, thereby releasing the active ingredient at a sustained rate. We designed the sustained release profile to maintain drug levels sufficient to kill bacteria for at least 14 days. Because the microspheres totally disintegrate, a return visit will not be required to remove Arestin(TM). Further, Arestin's(TM) adhesion characteristics ensure retention without the need for a periodontal dressing or adhesive. We designed Arestin(TM) to eliminate the restricted dosage, refrigeration, mixing, dental dressing and/or nonchair-side limitations of other therapeutics.

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

  . high drug concentration at the infection site with reduced risk of antibiotic resistance;

  . simple preparation without the need for mixing;

  . rapid and easy administration;

  . precise dosage control;

  . improved patient compliance, comfort and convenience;

  . simplified storage that avoids the need for refrigeration;

  . bioresorbability, eliminating the need for a follow-up visit to remove the product; and

  . elimination of the need for adhesives and dressings.

Arestin's(TM) Clinical Trials

 Phases 1 and 2

   Arestin's(TM) clinical trial history includes two Phase 1 trials and four Phase 2 multi-center trials, involving a total of 293 patients. These trials were conducted by American Cyanamid prior to its merger with American Home Products ("AHP"), and prior to the subsequent licensing of the technology by AHP to OraPharma. The Phase 1 trials suggested that the product was well tolerated, with minocycline concentration levels sufficient to kill bacteria maintained in treated sites for at least 14 days, with no local or systemic adverse events. Phase 2 trials were conducted at four U.S. university centers and demonstrated a benefit in periodontal pocket-depth reduction in the patient population with no adverse events. We used these Phase 2 trials as a basis to design the Phase 3 trials.

 Phase 3

   In November 1997, the FDA accepted transfer of the AHP Investigational New Drug Application ("IND") to OraPharma, and in August 1998, we commenced our Phase 3 clinical program to study Arestin(TM) as an adjunct to scaling and root planing ("S/RP") for the treatment of adult periodontitis at 18 university centers in the U.S. We completed enrollment of 747 patients in January 1999, and the last patient visit was in October 1999. The design comprised two well-controlled safety and efficacy trials that compared three arms: S/RP plus Arestin(TM), S/RP alone, and S/RP plus vehicle (non-drug polymer acting as placebo). In these trials, the results evaluators were blinded as to which of the three arms the patient fell into in order to preserve trial integrity. We conducted an additional open-label safety study in 174 patients at four U.S. university centers and one private practice. Finally, we added a two-center pharmacokinetic study of 18 patients to measure Arestin(TM) in blood serum, saliva and fecol flora in order to observe the drug release profile, and to assess the development of minocycline resistance. In November 1999, we announced initial results from these trials:

  . The primary endpoint was a reduction in mean periodontal pocket depth from baseline, with the patient as the unit of analysis. Combined data from the two pivotal studies of 747 patients showed significant pocket-depth reduction in comparing Arestin(TM) plus S/RP to both S/RP alone and S/RP plus vehicle. These results were statistically significant at the 99.9% level, or what is commonly referred to as p(less than or =)0.001. This means that, applying standard statistical methods, the chance that these results could have occurred by chance is less than or equal to 1 in 1,000. Each study independently generated statistically significant results.

  . A key secondary endpoint was subgroup population analysis for reduced mean pocket depth across all subgroups. These results were statistically significant at the 99% level, or p(less than or =)0.01, in the subgroups relating to smoking, age greater than 50 and prior history of cardiovascular disease.

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

   We submitted a New Drug Application ("NDA") for Arestin(TM) on February 17, 2000. On April 21, 2000 the FDA accepted our submission as complete for review, and on February 16, 2001, the FDA issued an approval letter authorizing us to market Arestin(TM) in the U.S. In December 2000, we submitted a Marketing Authorization Application, which was accepted as complete for review on January 24, 2001, to obtain approval to market Arestin(TM) in Sweden. In accordance with the European mutual recognition procedure, we plan to use Sweden as the sponsor country in order to gain approval to market Arestin(TM) throughout the European Union. We plan to sell Arestin(TM) in Europe through one or more distribution partners, though we have not yet entered into any agreements with potential partners.

Manufacturing and Materials Supply

   We do not currently have any internal manufacturing capabilities. We rely on two sole-source manufacturers for the production and packaging of Arestin(TM) and on three sole-source suppliers for other required materials and components. If we were to change any of our contract manufacturers or material suppliers, we and they would each need to satisfy regulatory requirements.

 Contract Manufacturers

   aaiPharma, Inc. ("AAI"), manufactures and performs the required testing of Arestin(TM) microspheres. We designed and own the Arestin(TM) production equipment used by AAI. We have entered into a long-term manufacture and supply agreement with this manufacturer.

   Packaging Coordinators, Inc. ("PCI"), a Cardinal Health Company, fills the dispensers with the microspheres manufactured by AAI, and provides all packaging services. We developed and own the equipment used by PCI to fill the dispensers. We have also entered into a long-term supply agreement with this manufacturer.

 Raw Material Suppliers

   The polymer used in Arestin(TM) is custom-made for us according to procedures and specifications supplied by us. We believe that alternative supply sources are available, and that we could stockpile sufficient polymer to cover demand until an alternate supplier is found, if necessary.

   We purchase the active ingredient, minocycline, from an FDA-inspected supplier. We are aware of other sources of minocycline, and we believe we could arrange for another supplier, if necessary.

   An injection molder manufactures the cartridges used to administer Arestin(TM). We own the molds and certain assembly equipment, and expect that production could be transferred to another qualified molder, if required.

   The dispenser handle to which the Arestin(TM) cartridge is attached for administration of the product is also manufactured for us by two manufacturers. We supplied the handle design. We expect that fabrication of the dispenser handle could easily be transferred to other manufacturers, if necessary.

Marketing

   In the U.S., we have employed and trained a sales and marketing force that will target approximately 3,900 periodontists and approximately 25,000 general dentists whom we believe to be "perio-aware", that is, those who perform the majority of scaling and root planing procedures. As of December 31, 2001, we have a customer base of approximately 8,500 practitioners.

   In markets outside the U.S., we intend to sell Arestin(TM) through one or more distribution partners, rather than establish our own sales force. We are currently in discussion with a number of potential European distribution partners, though we have not yet entered into any agreements with potential partners.

Additional Product Candidates

   We are developing other products to enable us to potentially expand beyond the oral care pharmaceutical market. These potential markets include oncology, dental implantation, orthopedics, central nervous system conditions, and pain management, as well as a second-generation therapeutic for periodontal disease and a therapeutic to treat traumatic injury to teeth. Our strategy in developing these additional product candidates is consistent with our overall product development strategy, in that we are focusing on well characterized compounds, we are attempting to integrate these product candidates into our expertise in drug delivery technologies, and we are targeting relatively accessible markets.

   Our additional product candidate pipeline consists of:

 OC-1012 for the Prophylaxis and Treatment of Mucositis

   We are developing an agent for the prevention and treatment of mucositis. Mucositis is a serious complication for certain patients receiving chemotherapy or head and neck radiation therapy for cancer. In healthy patients, the mucosal lining forms an important barrier, preventing entry of potentially lethal organisms into the body. Normally, cells of the mucous membranes lining the mouth and gastrointestinal tract undergo rapid renewal. Both chemotherapy and head and neck radiation therapy for cancer interfere with this renewal process, and can result in painful ulcers in the mouth and esophagus. In extreme cases of mucositis, these ulcers can be an entry point for disease organisms. In many cases, the mucositis advances to a point where patients can no longer eat and must be hospitalized to be fed. In the most severe cases, cancer treatment may be either stopped, delayed, or treatment intensity reduced until the condition stabilizes. This may compromise the patient's response to cancer treatment.

   The American Cancer Society estimated that approximately 1.2 million cases of cancer were diagnosed in the U.S. in 1999. A January 1995 Principles and Practice of Oncology update states that more than 40% of patients receiving standard chemotherapy, and virtually all patients receiving head and neck radiation therapy, develop mucositis.

   Our mucositis program is based on intellectual property developed initially at Brigham and Women's Hospital, of Boston, and licensed by us. We have identified a compound that was found to be effective in reducing the severity of mucositis in preclinical studies. On August 27, 2001 we announced the beginning of Phase 1 human clinical trials that will be administered to patients undergoing bone marrow transplants at the University of Washington, Fred Hutchinson Cancer Research Center. We expect to release data from this trial near the end of the second quarter of 2002.

 OC-1016 for Bone Regeneration

   Our bone regeneration program is based on technology licensed from Children's Medical Center Corporation, and developed at Children's Hospital in Boston. The technology is based on a peptide related to the protein osteopontin, which promotes the attachment of bone forming cells.

   We are conducting work on the bone regeneration program through a sponsored-research agreement with Children's Hospital, in collaboration with our internal scientific staff. Recent research findings suggest this product has applications in the areas of both dental implantation and orthopedics. We performed pre-clinical studies on OC-1016 and we are currently awaiting clearance from the FDA to begin Phase 1 clinical trials. We are currently seeking partners for the development of OC-1016 for both dental implantation and orthopedics, though we have not entered into any agreements with potential partners. We believe that a partnership strategy for Phase 1 human clinical trial development of this compound will enable us to maximize its value.

 Drug Delivery System for Large and Small Molecule Drugs

   We recently began an internal research and development proof-of-concept initiative, with the ultimate objective of overcoming certain drug capacity and manufacturing challenges that are important in large-molecule drug delivery, though we are addressing small-molecule drug delivery as well. Our therapeutic areas of interest include oncology, central nervous system conditions and pain management.

 Other Candidates

   We continue to explore other potential product candidates using the technology on which Arestin(TM) is based. These product candidates include a second-generation therapeutic for periodontal disease and a therapeutic to treat traumatic injuries to teeth.

Technology, Licenses and Patents

 Arestin(TM) and Our Core Technology

   In February 1997, we licensed our first product and our core technology from American Cyanamid, which is now part of AHP. American Cyanamid owns seven issued U.S. patents that claim the process for producing microspheres, Arestin(TM) and other compositions produced by this process, the device used for administering microspheres, the machine for filling this administration device, and methods for treating dental conditions by the administration of Arestin(TM) and other compositions produced using our microsphere process. The AHP patents expire between 2008 and 2010, with the exception of one patent covering the delivery-system technology that expires in 2010. Corresponding patents are in effect or pending in other countries including Australia, Canada, France, Germany, Great Britain, Italy, Japan, Sweden, and Switzerland where we believe the market potential for Arestin(TM) is significant. In addition to those mentioned, we also have corresponding patents in eleven European, eight Asian, one African, and two South American countries.

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

   In order to reacquire some of the rights to our core technology previously out-licensed by AHP, we were required to enter into a license agreement with Technical Developments and Investments, Est., or TDI, a corporation formed under the laws of Liechtenstein. Under this agreement, TDI granted us an exclusive, worldwide sublicense to use the AHP technology in the oral cavity. This agreement obligates us to pay royalties to TDI on sales of products using the AHP technology in the oral cavity. Royalties payable to TDI can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

   In addition to our agreement with AHP, we have licensed three U.S. patents from a periodontist and inventor, Gary R. Jernberg, D.D.S. One of these patents expires in 2004 and covers local delivery of chemotherapeutics to treat periodontitis by insertion of bioresorbable time-release microspheres into periodontal pockets. The other two expire in 2010 and cover additional embodiments of the method for local delivery using periodontal barriers. There are no corresponding foreign patents. Our agreement with Dr. Jernberg requires us to make royalty payments to him. In addition, this agreement obligated us to make milestone payments to Dr. Jernberg upon FDA acceptance of our NDA submission covering the licensed patents and upon FDA approval and to engage him as an ongoing consultant and to pay him royalties on sales of licensed products. Royalties payable to Dr. Jernberg can be fully credited against up to 50% of the royalties payable under our agreement with AHP. Our milestone payments to Dr. Jernberg were paid in April 2000 and March 2001.

 Mucositis Program

   In December 1998, we entered into an agreement with Mucosal Therapeutics LLC to license our mucositis technology. Mucosal Therapeutics is a research entity established to commercially exploit this technology, which was originally developed at Brigham and Women's Hospital, of Boston. The technology is the subject of two U.S. patent applications that have been assigned to Mucosal Therapeutics. These patent applications claim methods for treating or preventing mucositis by administering various combinations of inhibitors both alone and in combination with antibiotics and other compounds. One of these patent applications was filed in 1998 and the other in 1999. A patent application corresponding to both U.S. patent applications has been filed under the Patent Cooperation Treaty or PCT. This PCT application designates certain foreign countries where we believe the market potential for a product to treat mucositis is significant.

   Our license agreement with Mucosal Therapeutics grants us an exclusive, worldwide license under the mucosal technology to manufacture and sell pharmaceutical products. The term of the license agreement is for the longer of 20 years or until expiration of the last to expire of any patents covering this technology. Shortly after signing the license agreement, we paid Mucosal Therapeutics an initial license fee and issued it warrants to purchase our common stock. We have also paid Mucosal Therapeutics cash and issued it warrants to purchase our common stock upon the achievement of certain preclinical milestones. We are required to make additional payments to Mucosal Therapeutics as other clinical milestones are achieved and upon FDA approval of a pharmaceutical product for the treatment of mucositis. The license agreement further obligates us to pay Mucosal Therapeutics royalties on sales of pharmaceutical products covered by or involving use of this technology. Additionally, we have the right to sublicense this technology.

   We have also entered into a research and consulting agreement with an affiliate of Mucosal Therapeutics, Biomodels LLC, to perform preclinical studies on our behalf and to provide us with research and general consulting services with respect to our development of the Mucosal technology. Our agreement with Biomodels expires at the end of 2002.

 Bone Regeneration Program

   In December 1998, we entered into an agreement to license our bone and soft-tissue regeneration technology from Children's Medical Center Corporation, ("CMCC"). This license covers two technologies, one relating to a non-immunogenic bulking agent and the other to peptides derived from osteopontin and related uses in bone regeneration. Two issued U.S. patents and one pending U.S. patent application claim methods for using non-immunogenic cartilage and bone suspension as bulking agents and expire in 2014 and 2016, respectively. A corresponding application is pending in the European Patent Offices. Five additional patent applications claim novel compositions and methods of use for osteopontin peptides, methods and compositions for programming an organic matrix for remodeling into a target tissue, and osteopontin peptide-coated surfaces and methods of use. All of the patent applications were filed in 1997 and 1998. Corresponding PCT applications have been filed. The PCT applications designate certain foreign countries where we believe the market potential for bone and soft-tissue regeneration products is significant.

   Our license agreement with CMCC grants us worldwide license rights under the CMCC patents and know-how to commercialize bone and soft-tissue regeneration products for use in the oral cavity. Our license rights are exclusive with respect to the CMCC patents and non-exclusive with respect to the CMCC know-how. For products that are osseoinductive devices for bone augmentation and regeneration, our license rights extend beyond the oral cavity to all orthopedic uses in humans and therapeutic uses in animals. The term of our license agreement with CMCC ends upon expiration of the last of the CMCC patents to expire. Additionally, we have the right to sublicense this technology.

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

   Products manufactured in the United States for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of manufacturing and marketing. Such requirements can vary significantly from country to country. The distribution partner or partners that we intend to engage to sell Arestin(TM) outside of the U.S. may be responsible for the foreign regulatory approval process of our product candidates, although we may be legally liable for noncompliance.

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

Competition

   The specialty pharmaceutical industry, and the oral care pharmaceuticals business in particular, are intensely competitive and are characterized by rapid technological changes. Some specialty pharmaceutical and oral care pharmaceutical companies and academic and research organizations currently engage in, have engaged in or may engage in efforts related to the discovery and development of new pharmaceutical products, some of which may be competitive with Arestin(TM), or our other product candidates. Significant levels of research also occur in universities and other nonprofit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenues for their research results. They also compete with us in recruiting skilled scientific talent.

   We are currently aware of three FDA-approved products introduced in the U.S. during 1998 that compete with ArestinTM in treating periodontitis. They are:
Atridox, a product developed by Atrix Laboratories and marketed by CollaGenex; PerioChip, a product developed and marketed by Dexcel Pharma; and Periostat, a drug developed and marketed by CollaGenex. Atridox and PerioChip are chair-side therapies involving the local delivery of drug products into the periodontal pocket by the oral care professional. Periostat represents a systemic approach toward treating periodontal disease through enzyme inhibition.

   We are also aware of three products introduced between 1994 and 1998 for the treatment of periodontitis. Of the three, neither Dentomycin Gel, developed and marketed by Lederle, nor Elyzol Dental Gel, developed and marketed by Alpharma, is currently approved for use in the U.S. We believe the third product, Actisite Fiber, developed by Alza and marketed by Procter & Gamble, while approved in the U.S., is no longer actively promoted.

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

Employees

   As of December 31, 2001, we had 124 employees. Of these employees, 18 were engaged in research, development, and medical, clinical and regulatory affairs, 81 were engaged in marketing and sales activities, and 25 were engaged in administrative, customer service and finance functions. None of our employees are covered by collective bargaining agreements. We consider relations with our employees to be good.

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

 If we are unable to commercialize another product under our license agreement with AHP, AHP would ave the right to license oral care products, other than Arestin(TM), and the core technology to competitors.

   We license Arestin(TM) and our core technology on an exclusive basis for applications in the oral cavity from AHP. AHP has the right to convert our exclusive license to other oral products to a non-exclusive license if we fail to commercialize at least one other oral cavity or non-oral cavity product by August 2007. Any such conversion of our license would make it easier for third parties to compete with us.

 If our license agreement with AHP is terminated, we would be forced to cease our efforts to commercialize Arestin(TM) and our other oral cavity product candidates utilizing our core technology.

   AHP has the right to terminate the AHP license agreement if we materially breach our payment or other obligations under this agreement. Such termination would prevent us from marketing Arestin(TM).

 Our losses will continue to increase as we expand our product development efforts, and our operations may never be profitable.

   For the year ended December 31, 2001, we generated revenue of approximately $7.7 million from the sale of Arestin(TM). Revenues for the year ended December 31, 2001 were solely comprised of sales of Arestin(TM). Prior to the launch of Arestin(TM) on April 2, 2001, we had not generated any revenue. We are unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. We have not been profitable and since inception have incurred cumulative net losses of approximately $60.6 million through December 31, 2001. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM) and our new product candidates still in development, together with marketing, general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to our new product candidates will continue to increase and will increase further as human clinical trials begin. Administrative, manufacturing, sales and marketing costs will increase as we attempt to increase revenue from the sale of Arestin(TM). We may never be profitable even if our product candidates are approved and commercialized.

 If the manufacturers that we rely on for the production and packaging of Arestin(TM) do not provide us with sufficient quantities at an acceptable price, our sales of Arestin(TM) will be halted, reduced or less profitable.

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

 If the sole-source suppliers that we depend on for the raw materials and components for Arestin(TM) fail to provide sufficient quantities, we may not be able to obtain an alternate supply on a timely or acceptable basis and this could reduce or halt our sales of Arestin(TM).

   We currently rely on sole-source suppliers to provide to the suppliers that produce and package ArestinTM each of the three separate raw materials and components for Arestin(TM):

  . the polymer component, which is an inactive ingredient used in the drug formulation;

  . minocycline, the active drug ingredient; and

  . the plastic cartridge.

   We have not entered into any agreements that provide us assurance of continued supply of these components. We may not be able to obtain a sufficient supply of these raw materials and components from each supplier necessary to meet market demand for Arestin(TM) at competitive prices or at all. We may not be able to find alternative suppliers in a timely manner that would provide these materials and components at acceptable prices or in adequate quantities. Before replacing any of these suppliers or engaging second-source suppliers, we would need to satisfy various regulatory requirements.

 Arestin(TM) may not be accepted by oral health care providers or patients.

   Arestin(TM) will not be a commercially successful product unless accepted by oral health care providers as clinically useful, cost-effective and safe. In addition, because Arestin(TM) is designed to enhance the existing standard of care for periodontitis, it increases the initial cost of treatment. Consequently, patients may not accept Arestin(TM) if they feel it is too expensive. Patient acceptance of Arestin(TM) may be dependent on the availability of adequate reimbursement from governmental health administration authorities, private health insurers and other organizations. Reimbursement for oral care by third-party payors is traditionally significantly more limited than reimbursement for other fields of medical care.

 If we cannot compete effectively, our sales will suffer.

   Competition in the pharmaceutical industries, and the market for oral care pharmaceuticals in particular, is intense. FDA-approved products currently exist that compete with Arestin(TM) and with most of the product candidates we are developing. The products that compete with Arestin(TM) include:

  . Atridox, a product developed by Atrix Laboratories and marketed by CollaGenex;

  . Perio Chip, a product developed and marketed by Dexcel Pharma; and

  . Periostat, a drug developed and marketed by CollaGenex.

   Certain of our competitors have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we possess. Our competitors may succeed in developing products earlier and obtaining regulatory approvals from the FDA more rapidly than us. Our competitors may also develop products that are superior to those we are developing and render our product candidates or technologies obsolete or non-competitive. Other potential competitors, not currently known to us, may be developing products that may compete with Arestin(TM) and/or our other product candidates.

 If our intellectual property rights are compromised, we may be unable to compete effectively.

   Our success depends on our ability and the ability of our third-party licensors to:

  . obtain and maintain patent protection for Arestin(TM), our other product candidates, and our core technology; and

  . preserve our trade secrets.

   Patents may not ultimately be issued from any pending or future patent applications. In addition, any issued patents may not be sufficient to protect our product candidates or technologies. Our issued patents may be held to be invalid if challenged. Potential competitors may also develop similar technology that circumvents our or our licensors' patents. If we or our third-party licensors do not obtain and maintain appropriate patent protection, we may face increased competition in the United States and in foreign countries.

   Our licensors are primarily responsible for prosecuting and maintaining all patents and patent applications covering Arestin(TM), our core technology, and our other product candidates. If these licensors do not diligently prosecute and maintain the patents and patent applications upon which we rely, our ability to exclude others from competing with us may suffer.

   Patent applications in the United States are maintained in secrecy until a patent issues. As a result, others may have filed patent applications for products or technology covered by any pending patent applications we are relying upon. Other parties may have patents, patent applications and other intellectual property relevant to our product candidates and technologies, which are not known to us and that could block or compete with our product candidates or technologies. Litigation may be necessary to enforce any patents issued to us or to determine the scope and validity of the intellectual property rights of other parties. The defense and prosecution of patent and other intellectual property claims is both costly and time consuming, even if the eventual outcome is favorable to us.

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

   We are aware of an issued patent that relates to use of some antibiotics, including minocycline, to treat periodontal and other diseases, and which has been exclusively licensed to a competitor. It is possible that a claim could be asserted that the use of our Arestin(TM) product infringes on this issued patent. Outside counsel, together with our scientific staff, has reviewed this patent and does not believe that it covers Arestin(TM). If this patent is found to contain claims infringed on by the use of our Arestin(TM) product and such claims are ultimately found to be valid and enforceable, we may not be able to obtain a license from the competitor at a reasonable cost, if at all, or develop or obtain alternative technology. If other parties make claims that we are infringing on patents they hold, we may have to defend ourselves in court and this could result in substantial cost and diversion of management's resources, and our defense may not be successful.

   Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel. The confidentiality agreements required of our employees may not provide adequate protection for our trade secrets, know-how or other proprietary information or prevent any unauthorized use or disclosure or the lawful development of competing products by others. In addition, many of our scientific and management personnel were previously employed by other biotechnology and pharmaceutical companies, where they were conducting research in areas similar to those that we now pursue. As a result, we could be subject to allegations of trade-secret violations and other claims relating to the intellectual property rights of these prior employees.

 If Arestin(TM) or our product candidates injure people, we may incur significant expense and liability.

   Our business exposes us to potential product liability risks. These types of risks are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products and candidates. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical industry is expensive and may not be available in the future. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, our business will be adversely affected.

 If we need additional financing, and this financing is unavailable, our ability to develop and commercialize products and our operations will be adversely affected.

   Our current operations and anticipated development projects require substantial capital. We are likely to need substantial additional funds to finance our future operations, and to conduct our research activities, technical studies, clinical trials and other activities relating to the successful commercialization of our product candidates. However, our access to capital funding is uncertain. If adequate funds are unavailable, we may be required to:

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

   The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Furthermore, this approval process is extremely expensive and uncertain. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals.

 If we fail to comply with extensive FDA regulations or if the FDA withdraws its approval, we may be forcedto suspend the sale of Arestin(TM).

   Continued compliance with all FDA requirements, including those concerning product specifications, manufacturing process, validation, labeling, promotional material, record-keeping and reporting, is required for the marketing of Arestin(TM). Failure to comply with these requirements could result in warning letters, product recall, criminal action or other FDA-initiated actions, which could halt further marketing until the product is brought into compliance. Product approval may also be withdrawn if problems concerning safety, efficacy or quality of the product occur. In addition, if there are any modifications to Arestin(TM), including any changes in indication, manufacturing process, labeling delivery devices or manufacturing facility, an NDA supplement may be required to be submitted to the FDA. The FDA may also require post-marketing testing and surveillance to monitor the effects of Arestin(TM).

Certain Risks Related to Legal Proceedings

 If we are unsuccessful in defending ourselves against the class action complaint brought against us, it could materially and adversely affect the Company's business, financial condition and results of operations.

   As discussed in further detail in Item 3, we were named as defendants in a class action complaint. Management intends to defend these actions vigorously. We cannot predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company's business, financial condition and results of operations

Certain Risks Related to Our Common Stock

 Because our certificate of incorporation and Delaware law contain provisions that could discourage a takeover, the value of our common stock may be adversely affected.

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

 Our stock price may be highly volatile.

   Since our initial public offering on March 9, 2000, our stock has traded at prices ranging from $2.50 to $36.88. The market price of our common stock may fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

  . Arestin's(TM) failure to achieve market acceptance;

  . results of preclinical studies and clinical trials conducted by us or on our behalf, or by our competitors;

  . announcements of technological innovations or new commercial products by us, or by third parties with respect to strategic relationships maintained with us, or our competitors;

  . regulatory developments in both the United States and foreign countries;

  . changes in reimbursement policies;

  . developments or disputes concerning patents or other proprietary rights;

  . fluctuations in our operating results;

  . our liquidity position;

  . changes in financial estimates or recommendations by security analysts;

  . public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

  . lack of adequate trading liquidity as a public company; or

  . general market conditions.

   In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We are now involved in this type of litigation, as outlined in Item 3. Litigation of this type is often extremely expensive and diverts management's attention and resources.

ITEM 2. PROPERTIES

   We lease our corporate and research and development facilities under an operating lease expiring on September 30, 2003. We have two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into an operating lease for additional corporate space, which will be expiring on January 31, 2004. We have two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. Both facilities are located at 732 Louis Drive, Warminster, Pennsylvania, and aggregate approximately 17,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

   In November 2001, the Company, certain of the Company's officers and certain underwriters of the Company's initial public offering were named as defendants in a class action complaint filed in the United States District Court for the Southern District of New York. The complaint alleges, among other things, violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on allegedly material misstatements and/or omissions in the prospectus for the Company's initial public offering concerning the commissions received by the underwriters of such offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in such offering to buy additional shares of the Company subsequently in the open market at pre-determined prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The Company intends to defend these actions vigorously. The Company cannot predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company's business, financial condition and results of operations.

   The Company is not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table presents information about our executive officers.

          Name           Age                             Position
          ----           ---                             --------
Michael D. Kishbauch....  52 President, Chief Executive Officer and Director

Mark B. Carbeau.........  41 Vice President, Corporate Development

J. Ronald Lawter,
 Ph.D. .................  59 Executive Vice President, Chief Scientific and Technical Officer

Jan N. Lessem, M.D.,
 Ph.D. .................  53 Vice President, Chief Medical Officer

James A. Ratigan........  53 Executive Vice President, Chief Financial Officer and Secretary

Joseph E. Zack..........  50 Vice President, Sales and Marketing

   Mr. Kishbauch has served as our President and Chief Executive Officer and as a director of OraPharma since September 1996. He served as President and Chief Operating Officer for two business units of Nelson Communications, Inc., an integrated healthcare services firm, from February 1995 to August 1996. He served as President, Chief Operating Officer and director of MedImmune, Inc., a Maryland-based biotechnology company, from December 1992 to February 1995. From February 1982 to May 1992, Mr. Kishbauch served with the Pharmaceuticals Division of Ciba-Geigy Corporation in various sales and marketing positions, ending as Vice President Product Planning and Promotion. Mr. Kishbauch worked through positions of increasing responsibility in brand management with The Procter and Gamble Company from June 1976 to February 1982. Mr. Kishbauch received a B.A. in biology from Wesleyan University and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

   Mr. Ratigan has served as our Executive Vice President, Chief Financial Officer since April 2000 and as our Vice President, Chief Financial Officer from June 1997 to April 2000. Mr. Ratigan was named Secretary in December 1999. From February 1997 to June 1997, Mr. Ratigan served as the Chief Financial Officer of TL Ventures, one of the initial investors in OraPharma. From September 1996 to February 1997, Mr. Ratigan served as the Vice President-Finance of Robotic Vision Systems, Inc., a publicly-held company widely engaged in machine vision and electronic imaging. From October 1993 to August 1996, Mr. Ratigan served as the Executive Vice President, Chief Operating Officer and Chief Financial Officer and a director of Perceptron, Inc., a publicly-held company that provides three dimensional machine vision technologies to the automotive, forestry products and aerospace industries. From March 1983 to October 1992, Mr. Ratigan was with the Adler Group, a venture capital fund, where he served in a number of positions including venture manager, Chief Financial Officer, and Chief Executive Officer of a machine vision company controlled by the Adler Group. Earlier, Mr. Ratigan spent eight years with Arthur Andersen LLP, where, as a manager, he focused on entrepreneurial clients. Mr. Ratigan received his B.S. in finance and accounting from LaSalle University, Philadelphia, Pennsylvania and is a CPA.

   Mr. Zack has served as our Vice President, Sales and Marketing since March 1998. From June 1993 to March 1998, Mr. Zack held senior management positions of General Manager and Executive Director Marketing with Advanced Tissue Sciences, a biotechnology company focused on tissue engineering. Prior to that, he was Executive Director Marketing for Ciba-Geigy from January 1987 to June 1993, and Product Director from September 1983 to January 1987, where he was responsible for a number of successful product launches. From November 1973 to September 1983, he held positions in sales and new product development with Ciba-Geigy. Mr. Zack obtained a B.A. in biology from Colgate University, and an M.B.A. from St. John's University in New York.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Prior to March 9, 2000, there was no established market for the Company's common stock. Since March 9, 2000, the common stock has traded on the Nasdaq National Market ("NNM") under the symbol "OPHM."

   The following table sets forth the high and low bid information for the common stock for each of the quarters in the period beginning March 9, 2000 through December 31, 2001 as reported on NNM.

   Quarter Ended                                                  High     Low
   -------------                                                 ------- -------
   March 31, 2000............................................... $36.875 $17.000
   June 30, 2000................................................ $20.125 $ 5.000
   September 30, 2000........................................... $13.500 $ 6.875
   December 31, 2000............................................ $15.750 $ 7.375
   March 31, 2001............................................... $13.250 $ 5.750
   June 30, 2001................................................ $ 8.250 $ 5.050
   September 30, 2001........................................... $ 6.000 $ 3.500
   December 31, 2001............................................ $ 5.750 $ 2.500

   As of March 12, 2002, the approximate number of holders of record of the common stock was 142 and the approximate number of beneficial holders of the common stock was 2,944.

Dividend Policy

   We have never paid cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future, as we currently intend to retain future earnings, if any, to fund the continued development and growth of our business.

Use of Proceeds of Initial Public Offering

   On March 9, 2000, the Company consummated its initial public offering (the "Offering") of its common stock, par value $0.001 per share (the "Common Stock") using the registration statement on Form S-1 (File No. 333-93881) that was declared effective on that date.

   The net offering proceeds to the Company from the Offering, after deducting discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through December 31, 2000, we had used cash on hand prior to the Offering plus $728,575 of the Offering proceeds. For the year ended December 31, 2001, we used $31,133,511 of the Offering proceeds and have applied it as follows:

   To finance our net loss for the year ended December 31, 2001, net of non-cash charges......................................... $23,928,116
   Working capital requirements.....................................     940,862
   Purchase of fixed assets.........................................   3,664,533
   Additional cost of intangible assets.............................   2,600,000

   As of December 31, 2001, we have $44,121,660 of the Offering proceeds remaining, all of which is invested in a money market fund.

Unregistered Securities

   There were no sales of unregistered securities during the year ended December 31, 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data of OraPharma should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22 and the consolidated financial statements and related notes beginning on page F-1. The selected financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from audited financial statements of OraPharma.

                                             Years Ended December 31,
                          -------------------------------------------------------------------
                             1997          1998          1999          2000          2001
                          -----------  ------------  ------------  ------------  ------------
Statement of Operations
 Data:
Revenue.................  $       --   $        --   $        --   $        --   $  7,748,405
Operating expenses:
 Cost of revenue........          --            --            --            --      1,957,497
 Research and
  development...........    1,706,393     7,589,000     9,693,413     8,205,573    10,466,790
 Marketing, general and
  administrative........      939,469     1,604,579     2,189,577     8,350,336    23,488,753
                          -----------  ------------  ------------  ------------  ------------
 Operating loss.........   (2,645,862)   (9,193,579)  (11,882,990)  (16,555,909)  (28,164,635)
Interest income, net....      504,123       424,488       636,957     4,239,397     2,478,975
                          -----------  ------------  ------------  ------------  ------------
Net loss................   (2,141,739)   (8,769,091)  (11,246,003)  (12,316,512)  (25,685,660)
Non-cash preferred stock
 charge.................          --            --      1,729,651           --            --
Net loss to common
 stockholders...........  $(2,141,739) $ (8,769,091) $(12,975,684) $(12,316,512) $(25,685,660)
                          ===========  ============  ============  ============  ============
Basic and diluted net
 loss per share.........  $     (5.05) $     (13.72) $     (16.74) $      (1.13) $      (1.91)
                          ===========  ============  ============  ============  ============
Shares used in computing
 basic and diluted net
loss per share..........      424,054       639,339       775,116    10,921,573    13,440,517
                          ===========  ============  ============  ============  ============
Pro forma basic and
 diluted net loss
 per share..............                             $      (1.67) $      (1.00)
                                                     ============  ============
Shares used in computing
 pro forma basic and
 diluted net loss per
 share..................                                7,792,759    12,325,624
                                                     ============  ============
                                                As of December 31,
                          -------------------------------------------------------------------
                             1997          1998          1999          2000          2001
                          -----------  ------------  ------------  ------------  ------------
Balance Sheet Data:
Cash and cash
 equivalents............  $10,136,747  $ 19,236,084  $ 13,073,803  $ 75,255,171  $ 44,121,660
Total assets............   10,859,584    20,480,402    14,711,739    80,431,518    57,749,896
Long-term debt..........          --        480,978       288,043           --            --
Redeemable convertible
 preferred stock........   12,822,767    28,771,713    32,974,359           --            --
Accumulated deficit.....   (2,576,969)  (11,346,060)  (22,592,093)  (34,908,605)  (60,594,265)
Total stockholders'
 equity (deficit).......  $(2,446,806) $(11,080,451) $(20,616,829) $ 76,472,394  $ 51,081,201

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements about the following:

  . our ability to successfully market ArestinTM in the United States;

  . our ability to predict future sales levels of ArestinTM;

  . our ability to obtain approval to sell ArestinTM in Europe;

  . our intentions regarding European distribution partners;

  . anticipated operating losses and capital expenditures;

  . the adequacy of our liquidity position; and

  . our new product candidate development efforts, and estimated costs related thereto.

   When used in this Report, we intend the words "may", "believe", "anticipate", "plan", "expect", "predict", "estimate", "require", "intend" and similar words to identify "forward-looking statements". These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements, to be far different from that suggested by our forward-looking statements. Such risks and uncertainties include the possible failure of research and development efforts or clinical trials for our product candidates; our ability to successfully market product candidates; our ability to successfully market Arestin(TM) in the United States and our intentions to market Arestin(TM) in Europe; our ability to obtain approval to market Arestin(TM) in Europe; our ability to achieve milestones on which licensed rights to Arestin(TM) and our other product candidates are dependent; the prospect of continued losses by us; our dependence on sole-source suppliers for the production of Arestin(TM); and the other risks and factors identified from time to time in reports we file with the Securities and Exchange Commission, including the risks set forth on pages 13-18, or in public statements issued by us. You should not place undue reliance on our forward-looking statements. We disclaim any obligation to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements, and we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview of Our Financial Performance

Background

   We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of specialty pharmaceutical products, with an initial focus on oral health care. Our initial research and development program was based on our core drug delivery technology that we license from American Home Products ("AHP"), for the development of our first product, Arestin(TM) that focuses on periodontal disease. In December 1998, we licensed a technology for an indication in oncology. On August 27, 2001, we announced the start of Phase 1 human clinical trials for our product candidate (OC-1012) that focuses on mucositis, a condition secondary to certain cancer treatments. In December 1998, we also licensed a technology for bone regeneration. We continue to make progress on our bone regeneration product candidate (OC-1016). We performed pre-clinical studies on OC-1016 and we are currently awaiting clearance from the FDA to begin Phase I clinical trials. We are currently seeking partners for the OC-1016 compound for both dental implantation and orthopedics, though we have not entered into any agreement with potential partners. We believe that beginning Phase I human clinical trials with partners will enable us to maximize the value of the OC-1016 compound. We cannot accurately estimate either the cost of the development activities or clinical trials for either the OC-1012 or the OC-1016 compounds, nor can we accurately estimate the time when these costs will be incurred, and we are unable to predict with any certainty if either of these product candidates will become commercial products. Likewise, we are unable to estimate either the costs or the time when such costs will be incurred in connection with our product candidate development initiatives in the areas of our drug delivery system for large and small molecule drugs, our second-generation therapeutic for periodontal disease, or our therapeutic to treat traumatic injuries to teeth.

   On February 16, 2001, we obtained approval from the United States Food and Drug Administration ("FDA") to begin marketing our first product, Arestin(TM), for the adjunct treatment of adult periodontal disease. On April 2, 2001, we began selling Arestin(TM) in the United States to periodontists and dentists through our direct sales force. In December 2000, we applied to have Arestin(TM) approved for sale in Sweden. If Arestin(TM) is approved, we intend to use Sweden as the sponsor country to enable us to obtain approval for Arestin(TM) in all countries in the European Union. We plan to sell Arestin(TM) in Europe through one or more distribution partners, though we have not yet entered into any agreements with potential partners.

   Prior to April 2, 2001, we operated as a development-stage company and did not generate any revenue. For the year ended December 31, 2001, we generated revenue of approximately $7.7 million from the sale of Arestin(TM). We are unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. We have not been profitable and since inception have incurred cumulative net losses of approximately $60.6 million through December 31, 2001. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM) and our new product candidates still in development for mucositis and bone regeneration, together with marketing, general and administrative expenses, and to a lesser extent from costs incurred in connection with development initiatives in the areas of our drug delivery system for large and small molecule drugs, our second-generation therapeutic for periodontal disease, and our therapeutic to treat traumatic injuries to teeth.

   We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses. Research and development costs relating to each of our product candidate development initiatives will continue to increase, and will increase to a larger extent as human clinical trials begin. Administrative, manufacturing, sales and marketing costs will increase as we attempt to increase revenue from the sale of Arestin(TM).

   Nearly all of our revenue for the foreseeable future will depend on our ability to successfully market Arestin(TM) in the United States. We began selling Arestin(TM) in the United States on April 2, 2001, by deploying a direct sales and marketing force initially comprised of 63 persons. During the fourth quarter of 2001, we expanded our direct sales and marketing force by adding an additional 18 sales and marketing individuals to provide further penetration into the market. In the international markets, we intend to rely on one or more distribution partners to sell Arestin(TM), though we have not yet entered into any agreements with potential partners.

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

   In April 2000, we paid Gary R. Jernberg, D.D.S. a milestone payment of $50,000 based on the FDA acceptance of our NDA for review. A second milestone payment of $100,000 was paid to Dr. Jernberg on March 16, 2001 as a result of the FDA approval of Arestin(TM) for the adjunct treatment of adult periodontitis. We also issued Dr. Jernberg a warrant to purchase 20,000 shares of common stock at an exercise price of $0.10 per share, which warrant was exercised in April 1997, and engaged Dr. Jernberg as an advisor, for an annual retainer fee of $30,000. We are required to pay royalties on sales of Arestin(TM) to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est. ("TDI"), relating to technology previously licensed by AHP to this third party. The cumulative amount of any retainers paid to Dr. Jernberg will reduce any royalties payable to Dr. Jernberg, and any royalties payable to either of these parties can be fully credited against up to 50% of the royalties payable under our agreement with AHP.

   We paid Mucosal Therapeutics LLC $200,000 and issued Mucosal Therapeutics a warrant to purchase 27,500 shares of our common stock in December 1998. In December 1999, we completed our first milestone and, in accordance with our license agreement, paid Mucosal Therapeutics $100,000 and issued them a warrant to purchase 41,152 shares of our common stock. During 1999, we recorded the $100,000 payment and the $346,108 deemed fair value of the warrant as research and development expense. We are required to make payments totaling $2.0 million to Mucosal Therapeutics in cash, or $1.0 million in cash and $1.25 million in common stock, as other milestones are achieved, and upon FDA approval of a pharmaceutical product for the treatment of mucositis. The license agreement further obligates us to pay Mucosal Therapeutics royalties on sales of any other pharmaceutical products covered by or involving use of this technology.

   We have also entered into a research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics LLC, to perform preclinical studies on our behalf and to provide us with research and general consulting services regarding our development of the mucositis technology. At December 31, 2001, all remaining payments due to this third party total $105,000 through 2002.

   We issued 82,500 shares of common stock in June 1999, valued at $400,950, to Children's Medical Center Corporation ("CMCC"). We are also required to make milestone payments totaling $1.0 million to CMCC, payable in the form of cash or shares of our common stock, upon submission of our first NDA relating to a bone regeneration product candidate and upon approval of our first such NDA. We are also obligated to pay CMCC royalties on sales of products covered by the CMCC patents, or which are specified bone and soft-tissue regeneration products. We have also entered into a sponsored research agreement with Children's Hospital, a non-profit affiliate of CMCC, to conduct research in the area of bone and soft-tissue regeneration and perform related preclinical studies. At December 31, 2001, all remaining payments due under the sponsored research agreement total $140,000 through 2002.

Results of Operations

 Years Ended December 31, 2001 and 2000.

   Revenues. The Company reported approximately $7.7 million in revenues during the year ended December 31, 2001. Revenues for the year ended December 31, 2001 were solely comprised of sales of Arestin(TM). Prior to the launch of Arestin(TM) on April 2, 2001, the Company had reported no revenue.

   Cost of Revenues. Cost of revenues for Arestin(TM) was approximately $2.0 million, or 25% of revenues, for the year ended December 31, 2001.

   Research and Development Expenses. Research and development totaled approximately $10.5 million for the year ended December 31, 2001 compared to approximately $8.2 million for the same period in 2000, an increase of 27.6%. This increase of approximately $2.3 million was primarily due to costs related to production scale-up and clinical support of Arestin(TM), the costs associated with developing new dispenser handles for Arestin(TM), the initiation of the Phase I trial of our OC-1012 mucositis product candidate, and development costs related to other product candidates.

   Marketing, General and Administrative Expenses. Marketing, general and administrative expenses totaled approximately $23.5 million for the year ended December 31, 2001 compared to approximately $8.4 million in the same period in 2000, an increase of 181.3%. This increase of approximately $15.1 million was primarily due to increased spending for sales and marketing activities associated with the market launch of Arestin(TM) and higher personnel costs and professional expenses.

   Interest Income, net. Interest income totaled approximately $2.5 million for the year ended December 31, 2001 compared to approximately $4.2 million in the same period in 2000, a decrease of 41.5%. This decrease of approximately $1.7 million is attributable to lower levels of cash and cash equivalents available for investment in 2001, together with lower interest rates in 2001. The lower levels of cash and cash equivalents were due to cash required to finance the net loss in 2001, together with working capital requirements and investing activities in 2001. Interest expense for the same periods was $0 and $9,000 respectively, and represented interest paid on an equipment financing credit facility. The equipment financing facility expired on June 30, 2000 and was not renewed.

   Net Loss. Net loss totaled approximately $25.7 million for the year ended December 31, 2001 compared to approximately $12.3 million in the same period in 2000, an increase of 108.6%. This increase of approximately $13.4 million was primarily due to increases in research and development, and marketing, general and administrative expenses, and decreased interest income, offset by the gross profit realized on revenues generated by the sale of Arestin(TM).

 Years Ended December 31, 2000 and 1999.

   Research and Development Expenses. Research and development totaled approximately $8.2 million for the year ended December 31, 2000 compared to approximately $9.7 million for the same period in 1999, a decrease of 15.4%. This decrease of approximately $1.5 million was primarily due to reduced spending for Phase 3 clinical trials for Arestin(TM), that was partially offset by increased spending for new product development, together with increased scale-up activities associated with the production of Arestin(TM).

   Marketing, General and Administrative Expenses. Marketing, general and administrative expenses totaled approximately $8.4 million for the year ended December 31, 2000 compared to approximately $2.2 million in the same period in 1999, an increase of 281.4%. This increase of approximately $6.2 million is primarily due to increased spending for sales and marketing activities associated with the planned market launch of Arestin(TM) in 2001, and to a lesser extent, higher personnel costs and professional expenses.

   Interest Income, net. Interest income totaled approximately $4.2 million for the year ended December 31, 2000 compared to $689,000 in the same period in 1999, an increase of 516.6%. This increase of approximately $3.5 million is attributable to higher levels of cash and cash equivalents available for investment in 2000, and higher interest rates. The higher levels of cash and cash equivalents were due to the initial public offering of our common stock on March 9, 2000 and the over-allotment sale on April 7, 2000. Interest expense for the same periods was $9,000 and $52,000, respectively, and represented interest paid on an equipment financing credit facility.

   Net Loss. Net loss totaled approximately $12.3 million for the year ended December 31, 2000 compared to approximately $11.2 million in the same period in 1999, an increase of 10.0%. This increase of approximately $1.1 million was due to increased spending for marketing activities, the production scale-up of Arestin(TM), and new product development costs. These increases were partially offset by reduced spending for Phase 3 clinical trials and increased interest income.

   Net Loss to Common Stockholders. Included in the 1999 net loss to common stockholders is a non-cash preferred stock charge of approximately $1.7 million. See Note 9 in Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   As of December 31, 2001, we had cash and cash equivalents of approximately $44.1 million, a decrease of approximately $31.1 million from December 31, 2000. The decrease in cash was primarily the result of the net loss we incurred for the year ended December 31, 2001, together with cash required for milestone payments, capital equipment, inventory, and accounts receivable, offset by increased accounts payable and accrued expenses.

   During the year ended December 31, 2001, net cash used in operating activities was approximately $24.9 million. This represents the net loss for the year, adjusted for certain non-cash charges, and changes in operating assets and liabilities, principally increases in accounts receivable and inventories offset by increases in accounts payable and accrued expenses.

   Net cash used in investing activities for the year ended December 31, 2001 was approximately $6.3 million. Capitalized milestone payments under our licensing agreements with AHP and Dr. Jernberg aggregated $2.6 million. Approximately $1.8 million was used for the purchase of production equipment and ArestinTM dispenser handles, $992,000 was used to purchase computer hardware and software, telephone equipment, leasehold improvements, laboratory equipment, office equipment and furniture, and $875,000 was used for leasehold improvements at the facility of a contract-manufacturer who produces Arestin(TM).

   We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 12 to 24 months. Minimum annual payments for both the real and personal property leases total $274,000 per year.

   We anticipate that our capital expenditures will be approximately $1.6 million in 2002, though no commitments to spend such amount exist. Of this amount, approximately $600,000 will be used to purchase production equipment and Arestin(TM) dispenser handles, and approximately $1 million will be used to purchase computer hardware and software, telephone equipment, leasehold improvements, laboratory equipment, office equipment and furniture. We expect that our 2002 working capital requirements to finance growth in accounts receivables, inventories and prepaid expenses, offset by increased accounts payable and accrued expenses, will aggregate approximately $4.2 million.

   We believe that our current cash position and expected interest income will be sufficient to fund our operations, capital expenditures, and working capital requirements through at least the first half of 2003. Market demand for Arestin(TM), together with any future acquisitions, licensing agreements, or similar transactions may cause us to require additional capital in 2003 and beyond. A principal variable that could cause us to either need to raise capital prior to the first half of 2003 or could cause us not to have to raise capital at all is the amount of revenue generated by sales of Arestin(TM) between now and then. Other events could arise which could cause us to need to raise capital such as the legal proceedings noted in Item 3 on page 18 or from contingencies or other events that we are not currently aware of. Our marketing, general and administrative expenses, working capital requirements and capital expenditures will increase due to the manufacturing scale-up and marketing of Arestin(TM). Research and development expenditures, including clinical studies for new product candidates, will continue at high levels as we attempt to both advance the development and potential commercialization of our new product candidates and to obtain approval to sell Arestin(TM) in Europe. Due to the need for higher volume manufacturing capability, we are incurring expenditures for the purchase of additional production equipment. Sales and marketing activities are expected to increase to support the sale of Arestin(TM) in the United States and to begin sales efforts internationally, initially in Europe if European approval is obtained and one or more distribution partners are engaged.

Critical Accounting Policies

   Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 in Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Revenue Recognition

   We recognize revenue from the sale of Arestin(TM) upon shipment. We do not grant price protection or product return rights to customers. The Securities and Exchange Commission's Staff Accounting Bulletin

(SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No.
101. In accordance with Emerging Issues Task Force ("EITF") 00-10, we record shipping and handling charges billed to customers as revenue and the related cost as cost of revenue.

Accounts Receivable

   At December 31, 2001, accounts receivable totaled approximately $1.2 million and were net of an allowance for doubtful accounts of $63,000, which represents the charge to expense for a provision for bad debts. We had no balances written off during the year. We launched our initial product on April 2, 2001 and despite our limited sales history, believe our estimate to be appropriate. As we establish more history with the sale of Arestin(TM), we may find it necessary to refine the method used for determining our allowance for doubtful accounts.

Inventories

   Inventories totaled approximately $2.6 million and are stated at the lower of cost or market, as determined using the first-in, first-out method, which most closely reflects the physical flow of our inventories. Inventories are net of a reserve of $100, 000 for obsolescence. While we have a limited history, we believe this reserve to be appropriate at this time. Our product is subject to a shelf life and is not saleable following the expiration of that shelf life. The component with the shortest shelf life after production must be packaged within twelve months. Finished product must be sold within twenty-four months of packaging. Although we had no expiration of inventory during the year, less than anticipated future sales could result in excess inventory, which could become obsolete. To the extent that we have excess inventory in the future, we would be required to thoroughly evaluate, and potentially increase our reserve for obsolescence.

Intangibles

   Certain acquired technologies, together with acquired patent license rights, have been recorded at cost and are being amortized on a straight-line basis over the ten year estimated useful life of the technology. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. While our current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the sale of Arestin(TM) will exceed the long-lived assets' carrying value, and, accordingly, we have not recognized any impairment losses through December 31, 2001. If in the future we determine indications of impairment exist, we will be required to write off the value of the impairment assessed at that time.

Commitments

   As outlined in Note 7 in Notes to Consolidated Financial Statements, we have entered into various contractual obligations and commercial commitments. These commitments include the following:

  . facility leases;
  . equipment leases;
  . license agreements;
  . royalty contracts; and
  . outside manufacturing contracts.

 Facility Leases

   We lease our corporate and research and development facilities under two separate operating leases. The first lease is scheduled to expire on September 30, 2003 and the second lease is scheduled to expire on January 31, 2004. We have two 5-year renewal options on each of the leases. The following is a summary, as of December 31, 2001, of the future minimum annual lease payments required under these leases.

      2002............................................................ $268,782
      2003............................................................  228,940
      2004............................................................    7,442
                                                                       --------
      Total minimum lease payments.................................... $505,164
                                                                       ========

 Equipment Operating Leases

   We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 12 to 24 months. Current minimum annual payments under these leases aggregate to $5,475 per year. We believe we will enter into additional operating leases for office equipment as the current leases expire or as additional office equipment is required.

 License Agreements

   We have entered into research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics LLC, and Children's Medical Center Corporation ("CMCC"). These agreements are to perform research on our behalf and to provide general consulting services regarding our development of certain new product technologies. As of December 31, 2001, future sponsored research and consulting payments required under these agreements total $244,000, all of which is due in 2002. We may elect to enter into additional sponsored research agreements with one or both of these entities.

   In addition, we are also required to make payments to Mucosal Therapeutics totaling $2.0 million in cash, or $1.0 million in cash and $1.25 million in common stock, and to CMCC, totaling $1.0 million, payable in the form of cash or shares of our common stock, as preclinical and clinical milestones are achieved, and upon FDA approval of any pharmaceutical products covered by the license agreements. These license agreements further obligate us to pay royalties on sales of pharmaceutical products covered by the licenses or involving use of the technologies.

 Royalty Contracts on Sales of Arestin(TM)

   We have license agreements with three separate entities that require us to pay royalties on sales of Arestin(TM) and other products that are covered by their patents or developed using their technology. We are required to pay royalties on sales of Arestin(TM) to AHP, Dr. Jernberg and to Technical Development and Investments, Est. ("TDI"), relating to technology previously licensed by AHP to TDI. In addition we have engaged Dr. Jernberg as an advisor, for an annual retainer fee of $30,000. The cumulative amount of any retainers paid to Dr. Jernberg will reduce any royalties payable to Dr. Jernberg, and any royalties payable to either to Dr. Jernberg or TDI can be fully credited against up to 50% of the royalties payable under the agreement with AHP.

 Outside Manufacturing Commitments

   We have entered into agreements with third party manufacturers for the production of various components for our Arestin(TM) product. The minimum annual commitments for 2002 to purchase components will cost approximately $1.9 million. Commitments for the years 2003 through 2010 are approximately $1.6 million per year, though this amount is subject to adjustment for a number of reasons specified in the agreements.

 Off-Balance Sheet Arrangements

   We have not entered into any off-balance sheet arrangements through December 31, 2001.

Income Taxes

   As of December 31, 2001, we had approximately $57.0 million and approximately $1.2 million of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates beginning in 2011. These amounts reflect differences in the treatment of expenses for tax reporting and financial reporting. The Tax Reform Act of 1986, as amended, contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year or if there is an ownership change. Any future ownership change, such as described in Section 382 of the Internal Revenue Code, may limit the utilization of net operating loss and tax credit carryforwards.

Impact of Inflation

   We are unable to predict the impact, if any, that inflation may have on our future operating costs and potential product revenues.

Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or results of operations.

ITEM 7A . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Our cash and cash equivalents total approximately $44.1 million at December 31, 2001. These assets are invested in a money market fund that invests in short-term government and investment-grade, interest-bearing securities on which we were earning 2.20% at December 31, 2001. The reduction of interest rates in the year 2001 had, and any future decline in interest rates will have, a negative impact on the interest income we will earn on these assets.

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

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

   The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) (1) Financial Statements.

      Reference is made to the Index to Consolidated Financial Statements on Page F-1.

    (2) Financial Statement Schedule.

      No schedules are included because the required information is inapplicable or is presented in the Consolidated Financial
      Statements or the notes thereto.

    (3) Exhibits.

      Reference is made to the Exhibit Index on Page 35.

   (b)Reports on Form 8-K.

      No Reports on Form 8-K were filed during the last quarter of 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Orapharma, Inc.

                                                  /s/ Michael D. Kishbauch

Date: March 22, 2002                      By: _________________________________
                                                    Michael D. Kishbauch
                                               President and Chief Executive
                                                          Officer

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


               Signature                           Title                   Date
               ---------                           -----                   ----

      /s/ Michael D. Kishbauch          President and Chief           March 22, 2002
 ______________________________________  Executive Officer
          Michael D. Kishbauch           (Principal Executive
                                         Officer)

       /s/  James A. Ratigan            Executive Vice President,     March 22, 2002
 ______________________________________  Chief Financial Officer
            James A. Ratigan             and Secretary (Principal
                                         Financial Officer)

        /s/ Robert D. Haddow            Controller (Principal         March 22, 2002
 ______________________________________  Accounting Officer)
            Robert D. Haddow

        /s/ James J. Mauzey             Director                      March 22, 2002
 ______________________________________
            James J. Mauzey

         /s/ Eileen M. More             Director                       March 22 2002
 ______________________________________
             Eileen M. More


              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Harry T. Rein              Director                     March 22, 2002
______________________________________
            Harry T. Rein

       /s/ David I. Scheer             Director                     March 22, 2002
______________________________________
           David I. Scheer

        /s/ Jesse I. Treu              Director                     March 22, 2002
______________________________________
         Jesse I. Treu, Ph.D.

Exhibit Index

 Exhibit
 Number                                Description
 -------                               -----------
 3.1     Fourth Amended and Restated Certificate of Incorporation of the
         Company. (a)

 3.2     Amended and Restated Bylaws of the Company. (a)

 3.2a    Amendment to Amended and Restated Bylaws. (c)

 4.1     Second Amended and Restated Stockholders Agreement among OraPharma,
         Inc. and the parties set forth therein, dated December 23, 1999. (a)

 4.2     Warrant issued to Oak Investment Partners VI, Limited Partnership. (a)

 4.3     Warrant issued to Oak V Affiliates Fund, Limited Partnership. (a)

 4.4     Warrant issued to Canaan S.B.I.C., L.P. (a)

 4.5     Warrant issued to Canaan Capital Limited Partnership. (a)

 4.6     Warrant issued to Canaan Capital Offshore Limited Partnership. (a)

 4.7 Series A Preferred and Series B Preferred Stock Purchase Agreement among OraPharma and the parties named therein, dated February 26, 1997. (a)

 4.8 Series C Preferred Stock Purchase Agreement among OraPharma, Inc. and the parties named therein, dated December 1, 1998. (a)

 4.9 Series D Preferred Stock Purchase Agreement among OraPharma, Inc. and the parties named therein, dated December 23, 1999. (a)

 4.10    Restricted Stock Purchase Agreement between BioMorphics Group, Inc.
         and OraPharma dated December 31, 1998. (a)

 4.11    Restricted Stock Purchase Agreement between Children's Medical Center
         Corporation and OraPharma dated December 31, 1998. (a)

 4.12    Warrant issued to Mucosal Therapeutics. (a)

 4.13 Restricted Stock Purchase Agreement between American Cyanamid Company and OraPharma, dated February 26, 1997. (a)

 4.14    Restricted Stock Purchase Agreement between Scheer Investment Holdings
         1, L.L.C. and OraPharma dated February 24, 1997. (a)

 4.15    Restricted Stock Purchase Agreement between Oak V1 Affiliates Fund,
         Limited Partnership and OraPharma, dated February 26, 1997. (a)

 4.16    Restricted Stock Purchase Agreement between Oak Investment Partners
         VI, Limited Partnership and OraPharma, dated February 26, 1997. (a)

 4.17    Restricted Stock Purchase Agreement between Michael D. Kishbauch and
         OraPharma, dated March 6, 1997. (a)

 4.18    Restricted Stock Purchase Agreement between J. Ronald Lawter and
         OraPharma, dated March 19, 1997. (a)

 4.19    Warrant issued to Canaan Equity L.P. (a)

 4.20    Warrant issued to Domain Partners IV, L.P. (a)

 4.21    Warrant issued to DP IV Associates, L.P. (a)

 4.22    Warrant issued to Old Court Limited. (a)

 Exhibit
 Number                                Description
 -------                               -----------
 4.23    Warrant issued to Frazier Healthcare 11. L.P. (a)

 4.24    Warrant issued to HealthCap KB. (a)

 4.25    Warrant issued to HealthCap CoInvest KB. (a)

 4.26    Warrant issued to Oak Investment Partners VI, Limited Partnership. (a)

 4.27    Warrant issued to Oak V1 Affiliates Fund, Limited Partnership. (a)

 4.28    Warrant issued to Sentron Medical, Inc. (a)

 4.29    Warrant issued to TL Ventures III L.P. (a)

 4.30    Warrant issued to TL Ventures III Interfund L.P. (a)

 4.31    Warrant issued to TL Ventures III Offshore L.P. (a)

 4.32    Warrant issued to Mucosal Therapeutics LLC. (a)

 4.33    First Amendment to Warrant issued to Oak Investment Partners VI,
         Limited Partnership. (a)

 4.34    First Amendment to Warrant issued to Oak Affiliates Fund, Limited
         Partnership. (a)

 4.35    First Amendment to Warrant issued to Canaan S.B.I.C., L.P. (a)

 4.36    First Amendment to Warrant issued to Canaan Capital Limited
         Partnership. (a)

 4.37    First Amendment to Warrant issued to Canaan Capital Offshore Limited
         Partnership C.V. (a)

 10.1    OraPharma, Inc. 1996 Stock Option Plan. (a)

 10.2    OraPharma, Inc. 1999 Equity Compensation Plan. (a)

 10.2a   Amendment No. 1 to OraPharma, Inc. 1999 Equity Compensation Plan. (d)

 10.3 Office Space Lease for 732 Louis Drive, Warminster, Pennsylvania, between Equivest Management Corporation and OraPharma, Inc. dated July
         31, 1998. (a)

 10.3a   First Amendment to office lease for 732 Louis Drive, Warminster,
         Pennsylvania, between Equivest Management Corporation and OraPharma,
         Inc. dated December 19, 2000. (b)

 10.4 Loan and Security Agreement between Silicon Valley Bank and OraPharma dated October 10, 1997. (a)

 10.5    Children's Hospital Sponsored Research Agreement, between Children's
         Hospital and OraPharma dated December 31. 1998. (a) #

 10.6    License Agreement between Children's Medical Center Corporation and
         OraPharma, dated December 31, 1998. (a) #

 10.7 License Agreement between Mucosal Therapeutics LLC and OraPharma, dated December 14. 1998. (a) #

 10.8 Research and Consulting Agreement between Biomodels LLC and OraPharma dated December 14, 1998. (a) #

 10.9    License Agreement between American Cyanamid Company and OraPharma,
         Inc. dated February 26, 1997. (a) #

 10.10   License Agreement between Gary R. Jernberg and OraPharma, dated
         December 19, 1996. (a) #

 10.11   License Agreement between Technical Developments and Investments, Est.
         and OraPharma dated February 13, 1997. (a) #

 10.12   Amendment to the OraPharma. Inc. 1996 Stock Option Plan. (a)

 Exhibit
 Number                              Description
 -------                             -----------
 10.13   Packaging Agreement dated November 9, 2000 between Packaging
         Corporation Inc. and OraPharma. (b) #

 10.14   Manufacture and Supply Agreement between aaiPharma, Inc. and
         OraPharma, Inc. dated as of February 16, 2001. (c) #

 10.15   Distribution Agreement between OraPharma, Inc. and CORD Logistics,
         Inc. dated March 28, 2001. (c) #

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of Arthur Andersen LLP.

 24.1    Power of Attorney. (Included on signature pages hereto)

 99.1    Letter Regarding Arthur Andersen LLP.

--------
#  Confidential Treatment Granted
(a) Incorporated by reference to the Company's registration statement on Form S-1 (Reg. No. 333-93881).
(b) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(d) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

                         ORAPHARMA, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants................................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations...................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit).................. F-5

Consolidated Statements of Cash Flows...................................... F-6

Notes to Consolidated Financial Statements................................. F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To OraPharma, Inc.:

We have audited the accompanying consolidated balance sheets of OraPharma, Inc. (a Delaware corporation) and Subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OraPharma, Inc. and Subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
January 28, 2002

                         ORAPHARMA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          2001
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................ $ 75,255,171  $ 44,121,660
  Accounts receivable, net.........................          --      1,203,432
  Inventories......................................          --      2,551,879
  Prepaid expenses and other.......................      434,562       399,897
                                                    ------------  ------------
    Total current assets...........................   75,689,733    48,276,868
FIXED ASSETS, net..................................    4,079,422     6,685,335
INTANGIBLE ASSETS, net.............................      662,363     2,787,693
                                                    ------------  ------------
    Total assets................................... $ 80,431,518  $ 57,749,896
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable................................. $  2,216,719  $  4,500,131
  Accrued expenses.................................    1,742,405     2,168,564
                                                    ------------  ------------
    Total current liabilities......................    3,959,124     6,668,695
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001 per share,
   5,000,000 authorized, none issued...............          --            --
  Common stock, par value $.001 per share,
   50,000,000 shares authorized, 13,421,224, and
   13,538,411 issued and outstanding at December
   31, 2000 and 2001, respectively.................       13,421        13,538
  Additional paid-in capital.......................  111,969,930   112,060,026
  Deferred compensation............................     (602,352)     (398,098)
  Accumulated deficit..............................  (34,908,605)  (60,594,265)
                                                    ------------  ------------
    Total stockholders' equity.....................   76,472,394    51,081,201
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 80,431,518  $ 57,749,896
                                                    ============  ============




   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                      ----------------------------------------
                                          1999          2000          2001
                                      ------------  ------------  ------------
REVENUE.............................. $        --   $        --   $  7,748,405
OPERATING EXPENSES
  Cost of revenue....................          --            --      1,957,497
  Research and development...........    9,693,413     8,205,573    10,466,790
  Marketing, general and
   administrative....................    2,189,577     8,350,336    23,488,753
                                      ------------  ------------  ------------
  Operating loss.....................  (11,882,990)  (16,555,909)  (28,164,635)
INTEREST INCOME, net.................      636,957     4,239,397     2,478,975
                                      ------------  ------------  ------------
NET LOSS.............................  (11,246,033)  (12,316,512)  (25,685,660)
NON-CASH PREFERRED STOCK CHARGE......    1,729,651           --            --
                                      ------------  ------------  ------------
NET LOSS TO COMMON STOCKHOLDERS...... $(12,975,684) $(12,316,512) $(25,685,660)
                                      ============  ============  ============
BASIC AND DILUTED NET LOSS PER
 SHARE............................... $     (16.74) $      (1.13) $      (1.91)
                                      ============  ============  ============
SHARES USED IN COMPUTING BASIC
 AND DILUTED NET LOSS PER SHARE......      775,116    10,921,573    13,440,517
                                      ============  ============  ============
PRO FORMA BASIC AND DILUTED
 NET LOSS PER SHARE (UNAUDITED)...... $      (1.67) $      (1.00)
                                      ============  ============
SHARES USED IN COMPUTING PRO
 FORMA BASIC AND DILUTED NET LOSS
 PER SHARE (UNAUDITED)...............    7,792,759    12,325,624
                                      ============  ============






   The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                            Common Stock      Additional
                                               Paid-in       Deferred   Accumulated
                           Shares    Amount    Capital     Compensation   Deficit        Total
                         ----------  ------- ------------  ------------ ------------  ------------
Balance, December 31,
 1998...................    957,038  $   957 $    485,915   $(221,263)  $(11,346,060) $(11,080,451)
 Issuance of common
  stock in connection
  with acquistion of
  technology............     82,500       83      400,867         --             --        400,950
 Issuance of warrant to
  purchase common stock
  in connection with
  acquisition of
  technology............        --       --       346,108         --             --        346,108
 Exercise of stock
  options to purchase
  common stock..........        100      --            36         --             --             36
 Deferred compensation
  related to stock
  options...............        --       --       800,519    (766,542)           --         33,977
 Amortization of
  deferred stock-based
  compensation..........        --       --           --      172,412            --        174,412
 Issuance of warrant to
  purchase common stock
  in connection with
  sale of Series D
  preferred stock.......        --       --       756,204         --             --        756,204
 Adjustment related to
  stock split...........         (3)     --           (32)        --             --            (32)
 Net loss...............        --       --           --          --     (11,246,033)  (11,246,033)
                         ----------  ------- ------------   ---------   ------------  ------------
Balance, December 31,
 1999...................  1,039,635    1,040    2,789,617    (815,393)   (22,592,093)  (20,616,829)
 Sale of common stock in
  connection with
  initial public
  offering..............  4,600,000    4,600   75,979,143         --             --     75,983,743
 Conversion of preferred
  stock into common
  stock.................  7,557,100    7,557   33,027,965         --             --     33,035,522
 Exercise of stock
  options to purchase
  common stock..........    224,489      224       64,156         --             --         64,380
 Stock-based
  compensation expense..        --       --       109,049         --             --        109,049
 Amortization of
  deferred stock-based
  compensation..........        --       --           --      213,041            --        213,041
 Net loss...............        --       --           --          --     (12,316,512)  (12,316,512)
                         ----------  ------- ------------   ---------   ------------  ------------
Balance, December 31,
 2000................... 13,421,224   13,421  111,969,930    (602,352)   (34,908,605)   76,472,394
 Exercise of stock
  options to purchase
  common stock..........     92,187       92       38,871         --             --         38,963
 Exercise of warrants to
  purchase common
  stock.................     25,000       25       31,225         --             --         31,250
 Stock-based
  compensation expense..        --       --        20,000         --             --         20,000
 Amortization of
  deferred stock-based
  compensation..........        --       --           --      204,254            --        204,254
 Net loss...............        --       --           --          --     (25,685,660)  (25,685,660)
                         ----------  ------- ------------   ---------   ------------  ------------
Balance, December 31,
 2001................... 13,538,411  $13,538 $112,060,026   $(398,098)  $(60,594,265) $ 51,081,201
                         ==========  ======= ============   =========   ============  ============

    The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,
                                      ----------------------------------------
                                          1999          2000          2001
                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss............................ $(11,246,033) $(12,316,512) $(25,685,660)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities
   Depreciation and amortization.....      282,842       488,880     1,533,290
   Stock-based compensation expense..      206,389       322,090       224,254
   Common stock and warrants issued
    in connection with acquisition
    of technology....................      346,108           --            --
  Changes in operating assets and
   liabilities
   Accounts receivable...............          --            --     (1,203,432)
   Inventories.......................          --            --     (2,551,879)
   Prepaid expenses and other........     (217,503)     (170,618)       34,665
   Accounts payable..................     (369,168)    1,763,956     2,283,412
   Accrued expenses..................      106,078       471,937       426,159
                                      ------------  ------------  ------------
    Net cash used in operating
     activities......................  (10,891,287)   (9,440,267)  (24,939,191)
                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............     (236,945)   (3,528,685)   (3,664,533)
  Expenditures for intangible
   assets............................          --       (550,000)   (2,600,000)
                                      ------------  ------------  ------------
    Net cash used in investing
     activities......................     (236,945)   (4,078,685)   (6,264,533)
                                      ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of preferred
  stock, net of expenses.............    4,958,850           --            --
 Proceeds from initial public
  offering...........................          --     76,116,918           --
 Proceed from the exercise of stock
  options and warrants to purchase
  common stock.......................           36        64,380        70,213
 Proceeds from PA Opportunity Grant..      200,000           --            --
 Repayment of notes payable..........     (192,935)     (480,978)          --
                                      ------------  ------------  ------------
    Net cash provided by financing
     activities......................    4,965,951    75,700,320        70,213
                                      ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................   (6,162,281)   62,181,368   (31,133,511)
CASH AND CASH EQUIVALENTS, beginning
 of year.............................   19,236,084    13,073,803    75,255,171
                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, end of
 year................................ $ 13,073,803  $ 75,255,171  $ 44,121,660
                                      ============  ============  ============
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid for interest expense...... $     48,039  $     13,346  $        --
                                      ============  ============  ============

    The accompanying notes are an integral part of these financial statements.

                         ORAPHARMA, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND

   OraPharma, Inc. (the "Company") was incorporated on August 1, 1996. In February 1997, the Company acquired certain technologies and other assets relating to drug delivery technologies, together with certain exclusive patent license rights to apply the acquired technologies to the research and development of specialty pharmaceutical products, with an initial focus on oral health care, as well as certain nonexclusive patent license rights for other potential applications of the acquired technologies.

   On February 16, 2001, the Company obtained approval from the United States Food and Drug Administration ("FDA") to begin marketing its first product, Arestin(TM), for the adjunct treatment of adult periodontal disease. On April 2, 2001, the Company began selling Arestin(TM) in the United States to periodontists and dentists through its direct sales force. In December 2000, the Company applied to have Arestin(TM) approved for sale in Sweden. If Arestin(TM) is approved in Sweden, the Company intends to use Sweden as the sponsor country to facilitate obtaining approval for Arestin(TM) in all countries in the European Union. The Company plans to sell Arestin(TM) in Europe through one or more distribution partners, though no agreements have been entered into with potential partners.

   Prior to April 2, 2001, the Company operated as a development-stage company and did not generate any revenue. During 2001, the Company generated revenue of approximately $7.7 million from the sale of Arestin(TM). Management is unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. The Company has not been profitable and since inception has incurred cumulative net losses of approximately $60.6 million through December 31, 2001. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM) and new product candidates, together with marketing, general and administrative expenses. The Company expects to incur additional operating losses until such time as the Company generates sufficient revenue to offset expenses. Research and development costs relating to new product candidates will continue to increase, and will increase further as human clinical trials begin. Marketing, general and administrative costs will increase as the Company attempts to increase revenue from the sale of Arestin(TM). Nearly all of the Company's revenue for the foreseeable future will depend on the sales of Arestin(TM).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Fair value approximates carrying value because of the short maturity of the cash equivalents. As of December 31, 2001, cash and cash equivalents were invested with one institution in a money market fund that invests in short-term government and investment-grade securities.

                         ORAPHARMA, INC. AND SUBSIDIARY

Accounts Receivable

   As of December 31, 2001, accounts receivable were net of an allowance for doubtful accounts of $63,000, which represents the charge to expense for a provision for bad debts, as the Company had no balances written off during the year.

Inventories

   Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method. The Company does not currently have any internal manufacturing capabilities and currently relies on two sole-source manufacturers for production and packaging of Arestin(TM) and three sole-source suppliers for other materials and components.

Fixed Assets

   Fixed assets are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or lease term for leasehold improvements, whichever is shorter. The Company uses lives of three to ten years.

Intangible Assets

   Certain acquired technologies, together with acquired patent license rights, have been recorded at cost and are being amortized on a straight-line basis over the remaining estimated useful life of the Arestin(TM) technology. The Arestin(TM) technology's useful life was estimated at ten years starting at its initial acquisition date.

Revenue Recognition

   The Company recognizes revenue from the sale of Arestin(TM) upon shipment. The Company does not grant price protection or product return rights to its customers. In accordance with Emerging Issues Task Force ("EITF") 00-10, the Company records shipping and handling charges billed to customers as revenue and the related cost as cost of revenue.

Research and Development

   Research and development costs are charged to expense as incurred.

Fair Value of Financial Instruments

   The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Management believes the carrying value of these assets and liabilities are considered to be representative of their fair market value.

Stock-Based Compensation

   The Company accounts for stock-based compensation to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has recognized deferred stock compensation related to certain stock option grants (see Note 9). The Company accounts for stock-based compensation to non-employees using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and EITF 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

                         ORAPHARMA, INC. AND SUBSIDIARY

Impairment of Long-Lived Assets

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, Management assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, Management measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, Management believes the future cash flows to be received from the sale of Arestin(TM) will exceed the long-lived assets' carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2001.

Net Interest Income (Expense)

   For the years ended December 31, 1999, 2000 and 2001, the Company received interest and dividend income of $689,453, $4,248,286 and $2,478,975, respectively. During the years ended December 31, 1999 and 2000, the Company incurred interest expense of $52,496 and $8,889, respectively. The interest income was the result of investments in a money market account and the interest expense was paid to a bank for an equipment financing facility. The equipment financing facility expired on June 30, 2000 and was not renewed.

Net Loss per Common Share

   The Company has presented basic and diluted net loss per share pursuant to SFAS No. 128, "Earnings per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98, "Computations of Earnings per Share". In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the years ended December 31, 1999 and 2000 as described above, and also gives effect to the conversion of the redeemable convertible preferred stock, which automatically converted to common stock on March 9, 2000 upon the closing of the Company's initial public offering, from the original date of issuance.

                         ORAPHARMA, INC. AND SUBSIDIARY

   The following table presents the calculation of basic, diluted and pro forma basic and diluted net loss per share:

                                             Years Ended December 31,
                                      ----------------------------------------
                                          1999          2000          2001
                                      ------------  ------------  ------------
Net loss to common stockholders...... $(12,975,684) $(12,316,512) $(25,685,660)
                                      ============  ============  ============
Basic and diluted:
 Weighted-average shares of common
  stock outstanding..................      999,089    11,052,184    13,488,950
 Less: weighted-average shares
  subject to repurchase..............     (223,973)     (130,611)      (48,433)
                                      ------------  ------------  ------------
 Weighted-average shares used in
  computing basic and diluted net
  loss per share.....................      775,116    10,921,573    13,440,517
                                      ============  ============  ============
Basic and diluted net loss per
 share............................... $     (16.74) $      (1.13) $      (1.91)
                                      ============  ============  ============
Pro forma:
 Net loss to common stockholders..... $(12,975,684) $(12,316,512)
                                      ============  ============
 Shares used above...................      775,116    10,921,573
 Pro forma adjustment to reflect the
  weighted-average effect of assumed
  conversion of convertible preferred
  stock (unaudited)..................    7,017,643     1,404,051
                                      ============  ============
 Shares used in computing pro forma
  basic and diluted net loss per
  share (unaudited)..................    7,792,759    12,325,624
                                      ============  ============
 Pro forma basic and diluted net loss
  per share (unaudited).............. $      (1.67) $      (1.00)
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

Recent Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, it removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or results of operations.

                         ORAPHARMA, INC. AND SUBSIDIARY

Reclassifications

   Certain amounts for prior periods have been reclassified to conform to the current period presentation.

3. Inventories

   Inventories as of December 31, 2001 consisted of:

         Raw materials.................... $   542,215
         Finished goods...................   2,009,664
                                           -----------
                                           $ 2,551,879
                                           ===========

4. FIXED ASSETS

                                                             December 31,
                                                         ----------------------
                                                            2000        2001
                                                         ----------  ----------
Laboratory and production equipment..................... $2,233,589  $4,083,927
Leasehold improvements..................................  1,651,464   2,563,155
Furniture and fixtures and office equipment.............  1,045,960   1,948,464
                                                         ----------  ----------
                                                          4,931,013   8,595,546
Less--Accumulated depreciation and amortization.........   (851,591) (1,910,211)
                                                         ----------  ----------
                                                         $4,079,422  $6,685,335
                                                         ==========  ==========

   Depreciation and amortization expense was $252,705, $407,160 and $1,058,620 in 1999, 2000 and 2001, respectively.

5. INTANGIBLE ASSETS

                                                              December 31,
                                                          ---------------------
                                                            2000        2001
                                                          ---------  ----------
Technology acquisition costs--AHP........................ $ 774,000  $3,274,000
Technology acquisition costs--Jernberg, D.D.S............    50,000     150,000
Other....................................................     9,639       9,639
                                                          ---------  ----------
                                                            833,639   3,433,639
Less--Accumulated amortization...........................  (171,276)   (645,946)
                                                          ---------  ----------
                                                          $ 662,363  $2,787,693
                                                          =========  ==========

   Amortization expense was $30,137, $81,720 and $474,670 in 1999, 2000 and
2001, respectively.

   In April 2000, the Company paid American Home Products ("AHP") a milestone payment of $500,000 based on the FDA acceptance of the New Drug Application for Arestin(TM) ("NDA") for review. A second milestone payment of $2.5 million was paid to AHP on March 16, 2001 as a result of the FDA approval of Arestin(TM) for the adjunct treatment of adult periodontitis. The Company also paid AHP $250,000 and issued AHP 110,000 shares of common stock at the time the Company entered into a license agreement in February 1997. The license agreement with AHP also requires the Company to pay royalties on sales of Arestin(TM) and other products that are covered by the AHP patents or developed using the AHP technology.

                         ORAPHARMA, INC. AND SUBSIDIARY

   In April 2000, the Company paid Gary R. Jernberg, D.D.S. a milestone payment of $50,000 based on the FDA acceptance of the NDA for review. A second milestone payment of $100,000 was paid to Dr. Jernberg on March 16, 2001 as a result of the FDA approval of Arestin(TM) for the adjunct treatment of adult periodontitis. The Company also issued Dr. Jernberg a warrant to purchase 20,000 shares of common stock at an exercise price of $0.10 per share, which warrant was exercised in April 1997, and engaged Dr. Jernberg as an advisor, for an annual retainer fee of $30,000. The Company is required to pay royalties on sales of Arestin(TM) to Dr. Jernberg, a holder of three U.S. patents, and to Technical Development and Investments, Est., relating to technology previously licensed by AHP to this third party. The cumulative amount of any retainers paid to Dr. Jernberg will reduce any royalties payable to Dr. Jernberg, and any royalties payable to either of these parties can be fully credited against up to 50% of the royalties payable under the agreement with AHP.

6. ACCRUED EXPENSES

                                                              December 31,
                                                          ---------------------
                                                             2000       2001
                                                          ---------- ----------
Accrued compensation..................................... $  543,056 $  914,670
Accrued research and development.........................    233,773    250,360
Accrued royalties........................................        --     262,527
Accrued professional.....................................    291,167    274,548
Accrued other............................................    474,409    266,459
Deferred revenue.........................................    200,000    200,000
                                                          ---------- ----------
                                                          $1,742,405 $2,168,564
                                                          ========== ==========

   During 1999, the Company received $200,000 under a Commonwealth of Pennsylvania Opportunity Grant. Under the terms of the grant, amounts received are subject to certain performance criteria. The Company has deferred the $200,000, and will recognize this amount as income upon attaining the performance criteria.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

   On October 1, 1998, the Company entered into a five-year operating lease for the facility that it currently occupies. On February 1, 2001, a three-year amendment was executed for additional space in the same facility. The following is a summary, as of December 31, 2001, of the future minimum annual lease payments required under these leases.

         2002                            $268,782
         2003                             228,940
         2004                               7,442
                                         --------
           Total minimum lease payments  $505,164
                                         ========

   The Company also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 12 to 24 months. Current minimum annual payments under these leases aggregate $5,475 per year.

   Rental expense for all operating leases in 1999, 2000 and 2001 was $183,881, $189,538 and $258,757, respectively.

                         ORAPHARMA, INC. AND SUBSIDIARY

License Agreements

   In December 1998, the Company entered into agreements to acquire certain rights to technologies from two entities. Under the terms of these agreements, the Company received exclusive licenses and patent rights for certain product applications based on these preclinical development-stage technologies. The Company also entered into sponsored research and consulting agreements to continue the development of these technologies on behalf of the Company.

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

   During 1999, 2000 and 2001, the Company also incurred sponsored research and consulting expenses in connection with these agreements of $870,000, $833,000 and $575,000, respectively. As of December 31, 2001, future sponsored research and consulting minimum commitments total $244,000.

   As discussed in Note 5, the Company has entered into license agreements and is obligated to make future royalty payments on any revenues realized from the sale of Arestin(TM).

Outside Manufacturing Commitments

   The Company has entered into agreements with third-party manufacturers for the production of various components for its Arestin(TM) product. The minimum annual commitment for 2002 is approximately $1.9 million. Commitments for the years 2003 through 2010 are approximately $1.6 million per year, though this amount is subject to adjustment for a number of reasons specified in the agreements.

Litigation

   In November 2001, the Company, certain of the Company's officers and certain underwriters of the Company's initial public offering were named as defendants in a class action complaint filed in the United States District Court for the Southern District of New York. The complaint alleges, among other things, violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on allegedly material misstatements and/or omissions in the prospectus for the Company's initial public offering concerning the commissions received by the underwriters of such offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the

                         ORAPHARMA, INC. AND SUBSIDIARY
purchasers in such offering to buy additional shares of the Company subsequently in the open market at pre-determined prices. The plaintiffs seek for themselves and the alleged class members an award of damages and litigation costs and expenses. The Company intends to defend these actions vigorously. The Company cannot predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company's business, financial condition and results of operations.

8. 401(K) PLAN

   On July 1, 1998, the Company adopted a tax-qualified employee savings and retirement plan, a 401(k) plan, for eligible employees. At the discretion of the board of directors, the Company may make matching contributions on behalf of all participants who have elected to make deferrals to the 401(k) plan. The Company made a matching contribution of $21,055 and $48,671 in 2000 and 2001, respectively, but did not make any matching contribution in 1999. Contributions to the 401(k) plan by the Company or by participants are paid to a trustee. The 401(k) plan, and the accompanying trust, are intended to qualify under Section 401(k) of the Internal Revenue Code, as amended, so that contributions and income earned, if any, are not taxable to employees until withdrawn. Contributions made by the Company vest in increments according to a vesting schedule.

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

Preferred Stock

   The Company sold 400,000 shares of Series A Convertible Preferred stock ("Series A"), 3,311,828 shares of Series B Convertible Preferred stock ("Series B"), 3,292,177 shares of Series C Convertible Preferred stock ("Series C") and 553,095 shares of Series D Convertible Preferred stock ("Series D") in February 1997, March 1997, December 1998 and December 1999, at $2.00, $3.64, $4.86 and
$9.04 per share, respectively. In connection with the sale of Series D shares, warrants to purchase 110,617 shares of common stock were issued, which were valued at $756,204. Upon the completion of the initial public offering of the Company's common stock in March 2000, all of the outstanding shares of Series A, B, C and D preferred stock were converted into common stock.

   In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Feature or Contingently Adjustable Conversion Rates", the Company recorded a deemed dividend on the Series D preferred stock, which represents the excess of the fair market value of the underlying common stock issued to the Series D holders over the adjusted price of the Series D after deducting the fair value ascribed to the warrants issued. Such charge was recorded in 1999 since the Series D were immediately convertible on the date of issuance.

                         ORAPHARMA, INC. AND SUBSIDIARY

Stock Option Plans

   The Company adopted the 1996 Stock Option Plan and the 1999 Equity Compensation Plan (the "Plans"), which provide for the granting of options to all full-time employees, directors, key consultants and advisors to the Company. The Plans are administered by the Compensation Committee of the Board of Directors.

   Options under the Plans generally become exercisable as follows: 20% at the first anniversary of the option grant date and 5% at each subsequent quarterly anniversary date. All options expire ten years after the grant date, and no option may be granted for less than the fair market value of the common stock on the date the option is granted.

   The Company applies APB No. 25, and the related interpretations in accounting for its stock option plans. The Company follows the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." The weighted average fair value of the options granted during 1999, 2000 and 2001 is estimated at $1.98 , $6.79 and $4.24 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; volatility of zero in 1999, 70% in 2000 and 2001; weighted average risk-free interest rate of 5.22% in 1999, 5.91% in 2000, and 4.83% in 2001 and an expected life of 6 years. Had compensation cost for the Company's common stock option plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company's net loss for the years ended December 31, 1999, 2000 and 2001 would have been as follows:


                                             Years Ended December 31,
                                      ----------------------------------------
                                          1999          2000          2001
                                      ------------  ------------  ------------
Net loss to common stockholders--as
 reported...........................  $(12,975,684) $(12,316,512) $(25,685,660)
                                      ============  ============  ============
Net loss to common stockholders--pro
 forma..............................  $(12,985,654) $(12,464,639) $(25,951,531)
                                      ============  ============  ============
Basic and diluted net loss per
 share--as reported.................  $     (16.74) $      (1.13) $      (1.91)
                                      ============  ============  ============
Basic and diluted net loss per
 share--pro forma...................  $     (16.75) $      (1.14) $      (1.93)
                                      ============  ============  ============

   Activity under the Plans is shown in the following table:

                                                                     Aggregate
                                                          Exercise    Exercise
                                              Shares       Price       Price
                                             ---------  ------------ ----------
Outstanding, December 31, 1998..............   414,702   $.02--$.36  $  102,942
  Granted...................................   172,270      .60         103,362
  Exercised.................................      (100)     .36             (36)
  Forfeited.................................      (400)     .36            (144)
                                             ---------               ----------
Outstanding, December 31, 1999..............   586,472    .02--.60      206,124
  Granted...................................   460,375  7.00--18.00   5,310,178
  Exercised.................................  (224,489)   .02--.60      (64,380)
                                             ---------               ----------
Outstanding, December 31, 2000..............   822,358   .02--18.00   5,451,922
  Granted...................................   449,180  3.20--10.00   2,844,503
  Forfeited.................................  (109,676)  .20--18.00  (1,081,901)
  Exercised.................................   (92,187)   .02--.60      (38,963)
                                             ---------               ----------
Outstanding, December 31, 2001.............. 1,069,675  $.02--$18.00 $7,175,561
                                             =========               ==========

                         ORAPHARMA, INC. AND SUBSIDIARY

   The following table summarizes information regarding stock options as of December 31, 2001:



                                      Weighted
  Outstanding Stock Options            Average           Exercisable Stock Options
  -------------------------           Remaining          --------------------------
   Exercise                          Contractual                           Exercise
    Price           Shares              Life             Shares              Price
   --------        ---------         -----------         -------           --------
    $0.02             55,906          4.9 years           55,906             $0.02
     0.36            110,894          6.1 years           56,975             0.36
     0.60             97,770          7.3 years           18,299             0.60
  3.00--6.93         289,250          9.6 years              --               --
 7.00--10.63         279,155          8.7 years           59,290          7.00--10.63
 11.00--13.25        190,000          8.9 years           38,000         11.00--13.25
    $18.00            46,700          8.3 years           14,010             18.00
                   ---------                             -------
                   1,069,675                             242,480         $0.02--$18.00
                   =========                             =======

   Under the 1996 Stock Option Plan, as of December 31, 2001, options to purchase 581,547 shares had been granted, net of forfeitures, of which 316,977 were exercised, and 264,570 remain outstanding. No options are available for future grants under this plan. The weighted average remaining exercise period relating to the outstanding options was approximately 6.3 years.

   Under the 1999 Equity Compensation Plan, as of December 31, 2001, options to purchase 805,105 shares had been granted, net of forfeitures, and none were exercised. Options to purchase 1,114,895 remain available for future grants under this plan. The weighted average remaining exercise period relating to the outstanding options was approximately 9.0 years.

   During the years ended December 31, 1999 and 1998, in connection with the grant of options to employees, the Company recorded deferred stock compensation of $766,542 and $181,040, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock on the date such stock options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized to expense ratably over the five-year vesting period of the options. For the years ended December 31, 2001 and 2000, no deferred stock compensation was recorded because all stock options were granted at the fair market value, as determined by the closing price reported by The Nasdaq National Market, on the date such stock options were granted.

   During 1999, 2000, and 2001, the Company recorded $33,977, $109,049 and
$20,000, respectively, of expense in connection with the vesting of stock options granted to three consultants, based on the fair value of the options using the Black-Scholes option pricing model.

Warrants

   During 2001, the Company issued 25,000 shares of common stock upon the exercise of warrants issued in 1996, in connection with the issuance of convertible notes.

                         ORAPHARMA, INC. AND SUBSIDIARY

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

Common Stock Subject to Repurchase

   During 1997, the Company sold 467,087 shares of common stock to certain members of management at $.002 per share. These shares were subject to repurchase by the Company, at $.002 per share, in the event that their employment was terminated. The number of shares repurchasable by the Company decreased upon the individuals' first anniversary of employment, and further reduced upon subsequent quarterly anniversary dates. As of December 31, 2001, none of these shares are subject to repurchase by the Company.

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

   As of December 31, 2001, the Company had approximately $57.0 million and approximately $1.2 million of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates beginning in 2011.

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's loss history, a valuation allowance for deferred tax assets has been provided as it is more likely than not that the deferred tax assets will not be realized:

                                                            December 31,
                                                       ------------------------
                                                          2000         2001
                                                       -----------  -----------
Deferred tax assets:
  Net operating loss carryforwards.................... $11,024,000  $19,370,000
  Capitalized research and development expenses.......     348,000      290,000
  Research and development credit carryforwards.......     945,000    1,244,000
  Capitalized patent rights...........................     276,000      352,000
  Accruals and other reserves.........................     203,000      484,000
                                                       -----------  -----------
    Total deferred tax assets.........................  12,796,000   21,740,000
Valuation allowance for deferred tax assets........... (12,796,000) (21,740,000)
                                                       -----------  -----------
    Net deferred tax assets........................... $       --   $       --
                                                       ===========  ===========

                         ORAPHARMA, INC. AND SUBSIDIARY

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Summarized quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:

                                                 2001
                          ----------------------------------------------------
                           March 31,    June 30,    September 30, December 31,
                          -----------  -----------  ------------- ------------
REVENUE.................. $       --   $ 2,012,786   $ 2,211,664  $ 3,523,955
OPERATING EXPENSES
  Cost of revenue........         --       485,947       612,841      858,709
  Research and
   development...........   2,545,619    2,939,863     2,789,208    2,192,100
  Marketing, general and
   administrative........   5,148,999    6,050,935     5,768,512    6,520,307
                          -----------  -----------   -----------  -----------
    Operating loss.......  (7,694,618)  (7,463,959)   (6,958,897)  (6,047,161)
INTEREST INCOME, net.....   1,007,565      689,292       474,407      307,711
                          -----------  -----------   -----------  -----------
NET LOSS TO COMMON
 STOCKHOLDERS...          $(6,687,053) $(6,774,667)  $(6,484,490) $(5,739,450)
                          ===========  ===========   ===========  ===========
BASIC AND DILUTED NET
 LOSS PER SHARE.......... $     (0.50) $     (0.50)  $     (0.48) $     (0.42)
                          ===========  ===========   ===========  ===========
                                                 2000
                          ----------------------------------------------------
                           March 31,    June 30,    September 30, December 31,
                          -----------  -----------  ------------- ------------
OPERATING EXPENSES
  Research and
   development........... $ 2,045,751  $ 1,704,106   $ 1,787,621  $ 2,668,096
  Marketing, general and
   administrative........     962,452    1,230,742     1,789,420    4,367,722
                          -----------  -----------   -----------  -----------
    Operating loss.......  (3,008,203)  (2,934,848)   (3,577,041)  (7,035,818)
INTEREST INCOME, net.....     338,373    1,280,606     1,339,263    1,281,156
                          -----------  -----------   -----------  -----------
NET LOSS TO COMMON
 STOCKHOLDERS..           $(2,669,830) $(1,654,242)  $(2,237,778) $(5,754,662)
                          ===========  ===========   ===========  ===========
BASIC AND DILUTED NET
 LOSS PER SHARE.......... $     (0.68) $     (0.13)  $     (0.17) $     (0.43)
                          ===========  ===========   ===========  ===========
PRO FORMA BASIC AND
 DILUTED NET LOSS PER
 SHARE................... $     (0.28)
                          ===========