Form 10-Q
period 2002-03-31
ORAPHARMA INC
filed 2002-05-14
CIK 1028065

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission file number 000-29839

                               -----------------

                                ORAPHARMA, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of May 1, 2002, 13,602,785 shares of common stock were outstanding.

================================================================================

                        ORAPHARMA, INC. AND SUBSIDIARY
                                     INDEX

                                                                                      Page
                                                                                      ----
PART I     FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (unaudited).............................    3

           Balance Sheets--December 31, 2001 and March 31, 2002......................    3

           Statements of Operations--Three months ended March 31, 2001 and 2002......    4

           Statements of Cash Flows--Three months ended March 31, 2001 and 2002......    5

           Notes to Financial Statements.............................................    6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................ 7-13

Item 3     Quantitative and Qualitative Disclosures About Market Risks...............   13

PART II.   OTHER INFORMATION.........................................................   14

Item 1.    Legal Proceedings.........................................................   14

Item 2.    Changes in Securities and Use of Proceeds.................................   14

SIGNATURES                                                                              15

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ORAPHARMA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                           December 31,   March 31,
                                                                               2001         2002
                                                                           ------------  ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.............................................. $ 44,121,660  $ 22,018,918
   Short-term investment in government securities.........................           --    15,081,322
   Accounts receivable, net...............................................    1,203,432     1,513,688
   Inventories............................................................    2,551,879     1,912,550
   Prepaid expenses and other.............................................      399,897       566,418
                                                                           ------------  ------------
       Total current assets...............................................   48,276,868    41,092,896
FIXED ASSETS, net.........................................................    6,685,335     6,726,300
INTANGIBLE ASSETS, net....................................................    2,787,693     2,650,614
                                                                           ------------  ------------
       Total assets....................................................... $ 57,749,896  $ 50,469,810
                                                                           ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable....................................................... $  4,500,131  $  4,252,060
   Accrued expenses.......................................................    2,168,564     1,687,870
                                                                           ------------  ------------
       Total current liabilities..........................................    6,668,695     5,939,930
                                                                           ------------  ------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001 per share,
     5,000,000 shares authorized, none issued.............................           --            --
   Common stock, par value $.001 per share,
     50,000,000 shares authorized, 13,538,411, and 13,548,248, issued and
     outstanding at December 31, 2001 and March 31, 2002, respectively....       13,538        13,548
   Additional paid-in capital.............................................  112,060,026   112,063,998
   Deferred compensation..................................................     (398,098)     (350,719)
   Accumulated deficit....................................................  (60,594,265)  (67,196,947)
                                                                           ------------  ------------
       Total stockholders' equity.........................................   51,081,201    44,529,880
                                                                           ------------  ------------
       Total liabilities and stockholders' equity......................... $ 57,749,896  $ 50,469,810
                                                                           ============  ============

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                Three Months Ended March 31,
                                                ---------------------------
                                                    2001            2002
                                                 -----------    -----------
      REVENUES................................. $        --     $ 4,153,646
                                                 -----------    -----------
      OPERATING EXPENSES
         Cost of revenues......................          --       1,046,212
         Research and development..............   2,545,619       2,733,387
         Marketing, general and administrative.   5,148,999       7,172,453
                                                 -----------    -----------
             Operating loss....................  (7,694,618)     (6,798,406)
      INTEREST INCOME..........................   1,007,565         195,724
                                                 -----------    -----------
      NET LOSS................................. $(6,687,053)    $(6,602,682)
                                                 ===========    ===========
      BASIC AND DILUTED NET LOSS PER
        SHARE.................................. $     (0.50)    $     (0.49)
                                                 ===========    ===========
      SHARES USED IN COMPUTING BASIC
        AND DILUTED NET LOSS PER SHARE.........  13,392,020      13,542,365
                                                 ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three Months Ended March 31,
                                                                             ---------------------------
                                                                                 2001           2002
                                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................................... $ (6,687,053)  $ (6,602,682)
Adjustments to reconcile net loss to net cash used in operating activities--
   Depreciation and amortization............................................      289,511        530,664
   Stock based compensation expense.........................................       51,061         47,379
Changes in operating assets and liabilities--
   Accounts receivable......................................................           --       (310,256)
   Inventories..............................................................   (1,110,926)       639,329
   Prepaid expenses and other...............................................     (156,685)      (166,521)
   Accounts payable.........................................................    1,709,815       (248,071)
   Accrued expenses.........................................................     (367,477)      (480,694)
                                                                             ------------   ------------
       Net cash used in operating activities................................   (6,271,754)    (6,590,852)
                                                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment in government securities..................           --    (15,081,322)
Capital expenditures........................................................   (1,629,566)      (434,550)
Expenditures for intangible assets..........................................   (2,600,000)            --
                                                                             ------------   ------------
       Net cash used in investing activities................................   (4,229,566)   (15,515,872)
                                                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options and warrants....................       19,268          3,982
                                                                             ------------   ------------
       Net cash provided by financing activities............................       19,268          3,982
                                                                             ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................  (10,482,052)   (22,102,742)
CASH AND CASH EQUIVALENTS, beginning of period..............................   75,255,171     44,121,660
                                                                             ------------   ------------
CASH AND CASH EQUIVALENTS, end of period.................................... $ 64,773,119   $ 22,018,918
                                                                             ============   ============

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

   The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2001 audited financial statements and footnotes included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K (File No. 000-29829).

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

   The calculation of basic and diluted loss per common share excludes all outstanding stock options and warrants and shares subject to repurchase because all such securities are antidilutive for all applicable periods presented.

3.  INVENTORIES

   Inventories, which relate solely to Arestin(TM), are stated at the lower of cost or market, as determined using the first-in, first-out method. Inventories consisted of:

                                    December 31, March 31,
                                        2001       2002
                                    ------------ ----------
                     Raw materials.  $  542,215  $  739,047
                     Finished goods   2,009,664   1,173,503
                                     ----------  ----------
                                     $2,551,879  $1,912,550
                                     ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These unaudited consolidated financial statements should be read in conjunction with the Company's 2001 audited financial statements and footnotes included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. These forward-looking statements include statements about the following:

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

OVERVIEW OF ORAPHARMA'S FINANCIAL PERFORMANCE

  Background

   We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of specialty pharmaceutical products, with an initial focus on oral health care. Our initial research and development program was based on our core drug delivery technology that we license from American Home Products ("AHP"), for the development of our first product, Arestin(TM), that focuses on periodontal disease. In December 1998, we licensed a technology for an indication in oncology, and on August 27, 2001, we announced the start of Phase 1 human clinical trials for that product candidate (OC-1012), which focuses on mucositis, a condition secondary to certain cancer treatments. In December 1998, we also licensed a technology for bone regeneration. We continue to make progress on our bone regeneration product candidate (OC-1016). We performed pre-clinical studies on OC-1016 and we are currently awaiting clearance from the FDA to begin Phase I clinical trials. We are currently seeking partners for the OC-1016 compound for both dental implantation and orthopedics, though we have not entered into any agreement with potential partners. We believe that beginning Phase I human clinical trials with partners will enable us to maximize the value of the OC-1016 compound. We cannot accurately estimate either the cost of the development activities or clinical trials for either the OC-1012 or the OC-1016 compounds, nor can we accurately estimate the time when these costs will be incurred, and we are unable to predict with any certainty if either of these product candidates will become commercial products. Likewise, we are unable to estimate either the costs or the time when such costs will be incurred in connection with our product candidate development initiatives in the areas of our drug delivery system for large and small molecule drugs, our second-generation therapeutic for periodontal disease, or our therapeutic to treat traumatic injuries to teeth.

   On February 16, 2001, we obtained approval from the United States Food and Drug Administration ("FDA") to begin marketing our first product, Arestin(TM), for the adjunct treatment of adult periodontal disease. On April 2, 2001, we began selling Arestin(TM) in the United States to periodontists and dentists through our direct sales force. In December 2000, we applied to have Arestin(TM) approved for sale in Sweden. If Arestin(TM) is approved, we intend to use Sweden as the sponsor country to enable us to obtain approval for Arestin(TM) in all countries in the European Union. We plan to sell Arestin/TM in Europe through one or more distribution partners, though we have not yet entered into any agreements with potential partners.

   Prior to April 2, 2001, we operated as a development-stage company and did not generate any revenue. We are unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. We have not been profitable and since inception have incurred cumulative net losses of approximately $67.2 million through March 31, 2002. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM) and our new product candidates still in development for mucositis and bone regeneration, together with marketing, general and administrative expenses, and to a lesser extent from costs incurred in connection with development initiatives in the areas of our drug delivery system for large and small molecule drugs, our second-generation therapeutic for periodontal disease, and our therapeutic to treat traumatic injuries to teeth.

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

   We have also entered into a research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics LLC, to perform preclinical studies on our behalf and to provide us with research and general consulting services regarding our development of the mucositis technology. At March 31, 2002, all remaining payments due to this third party total $60,000, all of which is due in 2002.

   We issued 82,500 shares of common stock in June, 1999, valued at $400,950, to Children's Medical Center Corporation ("CMCC"). We are also required to make milestone payments totaling $1.0 million to CMCC, payable in the form of cash or shares of our common stock, upon submission of our first NDA relating to a bone regeneration product candidate and upon approval of our first such NDA. We are also obligated to pay CMCC royalties on sales of products covered by the CMCC patents, or which are specified bone and soft-tissue regeneration products. We have also entered into a sponsored research agreement with Children's Hospital, a non-profit affiliate of CMCC, to conduct research in the area of bone and soft-tissue regeneration and perform related preclinical studies. At March 31, 2002, all remaining payments due under the sponsored research agreement total $69,000, all of which is due in 2002.

RESULTS OF OPERATIONS

   From its founding through the three months ended March 31, 2001, the Company had no revenues. The Company's first commercial product, Arestin(TM), was launched on April 2, 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS MARCH 31, 2001.

   Revenues. The Company reported approximately $4.2 million in revenue for the three months ended March 31, 2002. Revenues for the three months ended March 31, 2002 were solely comprised of sales of Arestin(TM). Prior to the launch of Arestin(TM) on April 2, 2001, the Company had reported no revenue.

   Cost of Revenues. Cost of revenues for Arestin(TM) was approximately $1.0 million, or 25.2% of revenues, for the three months ended March 31, 2002.

   Research and Development Expenses. Research and development expenses were approximately $2.7 million for the three months ended March 31, 2002 compared to approximately $2.5 million in the same period in 2001, an increase of 7.4%. This increase of $188,000 is primarily due to increased spending on clinical research for the Phase I trial of our mucositis product candidate and ongoing Arestin(TM) studies, offset by a reduction in R&D spending for the scale up of Arestin(TM) production.

   Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were approximately $7.2 million for the three months ended March 31, 2002 compared to approximately $5.1 million in the same period in 2001, an increase of 39.3%. This increase of approximately $2.0 million is due to increased spending for sales and marketing activities associated with Arestin(TM) and higher personnel costs offset by lower professional expenses.

   Interest Income. Interest income was $196,000 for the three months ended March 31, 2002 compared to approximately $1.0 million in the same period in 2001, a decrease of 80.6%. This decrease of $812,000 is due to lower levels of cash and cash equivalents available for investment in 2002, together with lower interest rates in 2002. The lower levels of cash and cash equivalents were due to cash required to finance the net loss in 2001 and the net loss for the three months ended March 30, 2002, together with working capital requirements and investing activities in 2001 and 2002.

   Net Loss. The net loss was approximately $6.6 million for the three months ended March 31, 2002 compared to approximately $6.7 million in the same period in 2001, a decrease of 1.3%. This decrease of $84,000 is due to increased expenditures for research and development, increased marketing, general and administrative expenses, and decreased interest income, offset by the gross profit realized on revenues generated by the sale of Arestin(TM).

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 2002, we had cash, cash equivalents and short-term investments totaling approximately $37.1 million, a decrease of approximately $7.0 million from December 31, 2001. The decrease in cash was due to the net loss we incurred for the three months ended March 31, 2002, together with cash required for capital equipment and changes in working capital.

   During the three months ended March 31, 2002, net cash used in operating activities was approximately $6.6 million. This represents the net loss for the three months, adjusted for certain non-cash charges and changes in operating assets and liabilities, principally increases in accounts receivable and prepaid expenses and decreases in accounts payable and accrued expenses, offset by decreases in inventories.

   Net cash used in investing activities for the three months ended March 31, 2002 was approximately $15.5 million. During the first quarter of 2002, the Company invested approximately $15.1 million of its excess cash in a debt instrument of the U.S. Government, which matures on February 15, 2003. During the first quarter the Company also purchased $435,000 of capital equipment, consisting of dispenser handles, computer software, lab equipment, and office equipment.

   We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for miscellaneous office equipment. The terms of these lease agreements range from 9 to 21 months. Maximum annual payments for both the real and personal property leases total $274,000 per year.

   We anticipate that our aggregate capital expenditures will be approximately $1.6 million for the year ending December 31, 2002, of which $435,000 was incurred during the first quarter. Of this amount, $610,000 will be used to purchase production equipment and Arestin(TM) dispenser handles, and $984,000 will be used to purchase computer hardware and software, telephone equipment, leasehold improvements, laboratory equipment, office equipment and furniture. We expect that our 2002 aggregate working capital requirements to finance growth in accounts receivables, inventories and prepaid expenses, offset by increased accounts payable and accrued expenses, will aggregate approximately $4.2 million.

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

CRITICAL ACCOUNTING POLICIES

   Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2, in Notes to Consolidated Financial Statements in our Form 10-K filed with the Securities and Exchange Commission, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

  Accounts Receivable

   At March 31, 2002, accounts receivable totaled approximately $1.5 million and were net of an allowance for doubtful accounts of $59,000, which represents a reserve for estimated bad debts. We launched our initial product on April 2, 2001 and despite our limited sales history, believe our estimate to be appropriate. As we establish more history with the sale of Arestin(TM), we may find it necessary to refine the method used for determining our allowance for doubtful accounts.

  Inventories

   Inventories totaled approximately $1.9 million and are stated at the lower of cost or market, as determined using the first-in, first-out method, which most closely reflects the physical flow of our inventories. Our product is subject to a shelf life and is not saleable following the expiration of that shelf life. The component with the shortest shelf life after production must be packaged within twelve months. Finished product must be sold within twenty-four months of packaging. Although we had no expiration of inventory during the year, less than anticipated future sales could result in excess inventory, which could become obsolete. To the extent that we have excess inventory in the future, we would be required to thoroughly evaluate, and potentially reserve for obsolescence. While we have a limited history, we believe this carrying value to be appropriate at this time.

  Intangibles

   Certain acquired technologies, together with acquired patent license rights, have been recorded at cost and are being amortized on a straight-line basis over the ten year estimated useful life of the technology. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. While our current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the sale of Arestin(TM) will exceed the long-lived assets' carrying value, and, accordingly, we have not recognized any impairment losses through March 31, 2002. If in the future we determine indications of impairment exist, we will be required to write off the value of the impairment assessed at that time.

COMMITMENTS

   As outlined in Note 7 in Notes to Consolidated Financial Statements in our Form 10-K filed with the Securities and Exchange Commission, we have entered into various contractual obligations and commercial commitments. These commitments include the following:

  .   facility leases;

  .   equipment leases;

  .   license agreements;

  .   royalty contracts; and

  .   outside manufacturing contracts.

  Facility Leases

   We lease our corporate and research and development facilities under two separate operating leases. The first lease is scheduled to expire on September 30, 2003 and the second lease is scheduled to expire on January 31, 2004. We have two 5-year renewal options on each of the leases. The following is a summary of the minimum annual lease payments required under these leases.

                     2002........................ $268,782
                     2003........................  228,940
                     2004........................    7,442
                                                  --------
                     Total minimum lease payments $505,164
                                                  ========

  Equipment Operating Leases

   We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 9 to 21 months. Current minimum annual payments under these leases aggregate to $5,020 per year. We believe we will enter into additional operating leases for office equipment as the current leases expire or as additional office equipment is required.

  License Agreements

   We have entered into research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics LLC, and Children's Medical Center Corporation ("CMCC"). These agreements are to perform research on our behalf and to provide general consulting services regarding our development of certain new product technologies. As of March 31, 2002, future sponsored research and consulting payments required under these agreements total $129,000, all of which is due in 2002. We may elect to enter into additional sponsored research agreements with one or both of these entities.

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

  Off-Balance Sheet Arrangements

   We have not entered into any off-balance sheet arrangements through March 31, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

   Our cash, cash equivalents, and short-term investments total approximately $37.1 million at March 31, 2002. Approximately $22.0 million is invested in a money market fund and approximately $15.1 million in a U.S. Government debt instrument that matures on February 15, 2003. The money market invests in short-term government and investment-grade, interest-bearing securities on which we were earning 1.94% at March 31, 2002 and we are earning 2.39% on the U.S. Government debt instrument. The reduction of interest rates in the year 2002 had, and any future decline in interest rates will have, a negative impact on the interest income we earn on these assets.

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

                          PART II - OTHER INFORMATION

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

   The net offering proceeds to the Company from the Offering, after deducting discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through December 31, 2001, we had used cash on hand prior to the Offering plus $31,862,086 of the Offering proceeds. For the three months ended March 31, 2002, we used $7,021,420 of the Offering proceeds and have applied it as follows:

To finance our net loss for the three months ended March 31, 2002, net of non-cash charges....................................................... $6,024,639
Working capital requirements.............................................    562,231
Purchase of fixed assets.................................................    434,550

   As of March 31, 202, we have $37,100,240 of the offering proceeds remaining, of which $22,018,918 is invested in a money market fund and $15,081,322 is invested in a debt instrument of the U.S. Government that matures on February 15, 2003.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2002                                 /S/  MICHAEL D. KISHBAUCH
                                    --------------------------------------
                                                    Michael D. Kishbauch
                                            President and Chief Executive Officer
                                                (Principal Executive Officer)

Date: May 14, 2002                                   /S/  JAMES A. RATIGAN
                                    --------------------------------------
                                                      James A. Ratigan
                                    Executive Vice President, Chief Financial Officer and
                                           Secretary (Principal Financial Officer)

Date: May 14, 2002                                   /s/  ROBERT D. HADDOW
                                    --------------------------------------
                                                      Robert D. Haddow
                                          Controller (Principal Accounting Officer)