Form 10-Q
period 2002-06-30
ORAPHARMA INC
filed 2002-08-13
CIK 1028065

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of August 6, 2002, 13,630,698 shares of common stock were outstanding.

================================================================================

                        ORAPHARMA, INC. AND SUBSIDIARY
                                     INDEX

                                                                                      Page
                                                                                      ----

PART I     FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (unaudited).............................    3

           Balance Sheets--December 31, 2001 and June 30, 2002.......................    3

           Statements of Operations--Three Months Ended June 30, 2001

           and 2002 and Six Months Ended June 30, 2001 and 2002......................    4

           Statements of Cash Flows--Six Months Ended June 30, 2001 and 2002.........    5

           Notes to Financial Statements.............................................    6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................ 6-13

Item 3     Quantitative and Qualitative Disclosures About Market Risks...............   13

PART II.   OTHER INFORMATION.........................................................   14

Item 1.    Legal Proceedings.........................................................   14

Item 2.    Changes in Securities and Use of Proceeds.................................   14

Item 4.    Submission of Matters to Vote of Security Holders.........................   15

Item 6.    Exhibits and Reports on Form 8-K..........................................   15

SIGNATURES                                                                              16

                         PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        ORAPHARMA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                           December 31,    June 30,
                                                                               2001          2002
                                                                           ------------  ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.............................................. $ 44,121,660  $ 16,692,957
   Short-term investment in government securities.........................           --    15,173,278
   Accounts receivable, net...............................................    1,203,432     1,679,778
   Inventories............................................................    2,551,879     1,963,244
   Prepaid expenses and other.............................................      399,897       494,818
                                                                           ------------  ------------
       Total current assets...............................................   48,276,868    36,004,075
FIXED ASSETS, net.........................................................    6,685,335     6,600,818
INTANGIBLE ASSETS, net....................................................    2,787,693     2,513,534
                                                                           ------------  ------------
       Total assets....................................................... $ 57,749,896  $ 45,118,427
                                                                           ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable....................................................... $  4,500,131  $  3,089,351
   Accrued expenses.......................................................    2,168,564     2,630,118
                                                                           ------------  ------------
       Total current liabilities..........................................    6,668,695     5,719,469
                                                                           ------------  ------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001 per share,
     5,000,000 shares authorized, none issued.............................           --            --
   Common stock, par value $.001 per share,
     50,000,000 shares authorized, 13,538,411, and 13,619,410, issued and
     outstanding at December 31, 2001 and June 30, 2002, respectively.....       13,538        13,619
   Additional paid-in capital.............................................  112,060,026   112,095,584
   Deferred compensation..................................................     (398,098)     (303,340)
   Accumulated deficit....................................................  (60,594,265)  (72,406,905)
                                                                           ------------  ------------
       Total stockholders' equity.........................................   51,081,201    39,398,958
                                                                           ------------  ------------
       Total liabilities and stockholders' equity......................... $ 57,749,896  $ 45,118,427
                                                                           ============  ============

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                             Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                          ------------------------  --------------------------
                                              2001         2002         2001          2002
                                          -----------  -----------  ------------  ------------
REVENUES:................................ $ 2,012,786  $ 5,139,308  $  2,012,786  $  9,292,953
                                          -----------  -----------  ------------  ------------
OPERATING EXPENSES:
   Cost of revenues......................     485,947    1,278,525       485,947     2,324,737
   Research and development..............   2,939,863    2,269,303     5,485,483     5,002,690
   Marketing, general and administrative.   6,050,935    6,977,684    11,199,931    14,150,136
                                          -----------  -----------  ------------  ------------
                                            9,476,745   10,525,512    17,171,361    21,477,563
                                          -----------  -----------  ------------  ------------
       Operating loss....................  (7,463,959)  (5,386,204)  (15,158,575)  (12,184,610)
INTEREST INCOME..........................     689,292      176,247     1,696,856       371,970
                                          -----------  -----------  ------------  ------------
NET LOSS................................. $(6,774,667) $(5,209,957) $(13,461,719) $(11,812,640)
                                          ===========  ===========  ============  ============
BASIC AND DILUTED NET LOSS PER
 SHARE................................... $     (0.50) $     (0.38) $      (1.00) $      (0.87)
                                          ===========  ===========  ============  ============
SHARES USED IN COMPUTING BASIC
 AND DILUTED NET LOSS PER SHARE..........  13,449,505   13,586,826    13,415,541    13,567,035
                                          ===========  ===========  ============  ============



  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              Six Months Ended June 30,
                                                             --------------------------
                                                                 2001          2002
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................... $(13,461,719) $(11,812,640)
Adjustments to reconcile net loss to net cash used in
  operating activities--
   Depreciation and amortization............................      661,760     1,115,600
   Stock based compensation expense.........................      102,127        94,758
Changes in operating assets and liabilities--
   Accounts receivable......................................     (808,776)     (476,346)
   Inventories..............................................   (1,541,327)      588,635
   Prepaid expenses and other...............................     (160,659)      (94,921)
   Accounts payable.........................................    1,548,877    (1,410,780)
   Accrued expenses.........................................     (139,415)      461,554
                                                             ------------  ------------
       Net cash used in operating activities................  (13,799,132)  (11,534,140)
                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment in government securities..           --   (15,173,278)
Capital expenditures........................................   (2,557,021)     (756,924)
Expenditures for intangible assets..........................   (2,600,000)           --
                                                             ------------  ------------
       Net cash used in investing activities................   (5,157,021)  (15,930,202)
                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options and warrants....       57,679        35,639
                                                             ------------  ------------
       Net cash provided by financing activities............       57,679        35,639
                                                             ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................  (18,898,474)  (27,428,703)
CASH AND CASH EQUIVALENTS, beginning of period..............   75,255,171    44,121,660
                                                             ------------  ------------
CASH AND CASH EQUIVALENTS, end of period.................... $ 56,356,697  $ 16,692,957
                                                             ============  ============


  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

   The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying consolidated financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's 2001 audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 000-29839).

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

2.  NET LOSS PER COMMON SHARE

   The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

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

3.  INVENTORIES

   Inventories, which relate solely to Arestin(TM), are stated at the lower of cost or market, as determined using the first-in, first-out method. Inventories consisted of:

                                       December 31,  June 30,
                                           2001        2002
                                       ------------ ----------
                  Raw materials.......  $  542,215  $  767,119
                  Finished goods......   2,009,664   1,196,125
                                        ----------  ----------
                                        $2,551,879  $1,963,244
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

  . our new product candidate development efforts, and estimated costs related thereto; and

  . our efforts to identify partners for our bone regeneration product candidate (OC-1016).

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

   Prior to April 2, 2001, we operated as a development-stage company and did not generate any revenue. We are unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. We have not been profitable and since inception have incurred cumulative net losses of approximately $72.4 million through June 30, 2002. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM) and our new product candidates still in development for mucositis and bone regeneration, together with marketing, general and administrative expenses, and to a lesser extent from costs incurred in connection with development initiatives in the areas of our drug delivery system for large and small molecule drugs, our second-generation therapeutic for periodontal disease, and our therapeutic to treat traumatic injuries to teeth.

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

   Nearly all of our revenue for the foreseeable future will depend on our ability to successfully market Arestin(TM) in the United States. We are currently selling Arestin(TM) in the United States through a direct sales and marketing force comprised of 82 persons. In the international markets, we intend to rely on one or more distribution partners to sell Arestin(TM), though we have not yet entered into any agreements with potential partners.

RESULTS OF OPERATIONS

   From its founding through the three months ended March 31, 2001, the Company had no revenues. The Company's first commercial product, Arestin(TM), was launched on April 2, 2001.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

   Revenues. Revenues were approximately $5.1 million for the three months ended June 30, 2002 compared to approximately $2.0 million in the same period in 2001, an increase of 155.3%. This increase of approximately $3.1 million is due to an acceleration in unit sales of the Company's first commercial product, Arestin(TM), which was launched on April 2, 2001.

   Cost of Revenues. Cost of revenues for Arestin(TM) was approximately $1.3 million, or 24.9% of revenues, for the three months ended June 30, 2002 compared to $486,000, or 24.1% of revenues, for the same period in 2001.

   Research and Development Expenses. Research and development expenses were approximately $2.3 million for the three months ended June 30, 2002 compared to approximately $2.9 million in the same period in 2001, a decrease of 22.8%. This decrease of $671,000 is primarily due to the cost incurred in the second quarter of 2001 to develop a new dispenser handle for Arestin(TM), which was not incurred in 2002.

   Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were approximately $7.0 million for the three months ended June 30, 2002 compared to approximately $6.1 million in the same period in 2001, an increase of 15.3%. This increase of $927,000 is due to increased spending for sales and marketing activities associated with Arestin(TM) and higher personnel costs primarily related to an increase in our sales and marketing force.

   Interest Income. Interest income was $176,000 for the three months ended June 30, 2002 compared to $689,000 in the same period in 2001, a decrease of 74.4%. This decrease of $513,000 is due to lower levels of cash and cash equivalents available for investment in 2002, together with lower interest rates in 2002. The lower levels of cash and cash equivalents were due to cash required to finance the net loss in 2001 and the net loss for the six months ended June 30, 2002, together with working capital requirements and investing activities in 2001 and 2002.

   Net Loss. The net loss was approximately $5.2 million for the three months ended June 30, 2002 compared to approximately $6.8 million in the same period in 2001, a decrease of 23.1%. This decrease of approximately $1.6 million is due to increased gross profit realized on revenues generated by the sale of Arestin(TM) and decreased expenditures for research and development, offset by increased expenditures for marketing, general and administrative expenses, and decreased interest income.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

   Revenues. Revenues were approximately $9.3 million for the six months ended June 30, 2002 compared to approximately $2.0 million in the same period in 2001, an increase of 361.7%. This increase of approximately $7.3 million is due to an acceleration in unit sales of the Company's first commercial product, Arestin(TM), which was launched on April 2, 2001.

   Cost of Revenues. Cost of revenues for Arestin(TM) was approximately $2.3 million, or 25.0% of revenues, for the six months ended June 30, 2002 compared to $486,000, or 24.1% of revenues, for the same period in 2001.

   Research and Development Expenses. Research and development expenses were approximately $5.0 million for the six months ended June 30, 2002 compared to approximately $5.5 million in the same period in 2001, a decrease of 8.8%. This decrease of $483,000 is primarily due to the cost incurred in the second quarter of 2001 to develop a new dispenser handle for Arestin(TM), which was not incurred in 2002, and decreased spending for the scale up of Arestin(TM) production, offset by increased spending on clinical research for the Phase I trial of our mucositis product candidate and ongoing Arestin(TM) studies.

   Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were approximately $14.2 million for the six months ended June 30, 2002 compared to approximately $11.2 million in the same period in 2001, an increase of 26.3%. This increase of approximately $3.0 million is due to increased spending for sales and marketing activities associated with Arestin(TM) and higher personnel costs primarily related to an increase in our sales and marketing force.

   Interest Income. Interest income was $372,000 for the six months ended June 30, 2002 compared to approximately $1.7 million in the same period in 2001, a decrease of 78.1%. This decrease of approximately $1.3 million is due to lower levels of cash and cash equivalents available for investment in 2002, together with lower interest rates in 2002. The lower levels of cash and cash equivalents were due to cash required to finance the net loss in 2001 and the net loss for the six months ended June 30, 2002, together with working capital requirements and investing activities in 2001 and 2002.

   Net Loss. The net loss was approximately $11.8 million for the six months ended June 30, 2002 compared to approximately $13.5 million in the same period in 2001, a decrease of 12.3%. This decrease of approximately

$1.6 million is due to increased gross profit realized on revenues generated by the sale of Arestin(TM) and decreased expenditures for research and development, offset by increased expenditures for marketing, general and administrative expenses, and decreased interest income.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2002, we had cash, cash equivalents and short-term investments totaling approximately $31.9 million, a decrease of approximately $12.3 million from December 31, 2001. The decrease in cash was due to the net loss we incurred for the six months ended June 30, 2002, together with cash required for capital equipment and changes in working capital.

   During the six months ended June 30, 2002, net cash used in operating activities was approximately $11.5 million. This represents the net loss for the six months, adjusted for certain non-cash charges and changes in operating assets and liabilities, principally increases in accounts receivable and prepaid expenses and decreases in accounts payable, offset by decreases in inventories and increases in accrued expenses.

   Net cash used in investing activities for the six months ended June 30, 2002 was approximately $15.9 million. During the six months ended June 30, 2002, the Company invested approximately $15.2 million of its excess cash in a debt instrument of the U.S. Government, which matures on February 15, 2003, and purchased $757,000 of capital equipment, consisting of dispenser handles, computer software, lab equipment, and office equipment.

   We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for miscellaneous office equipment. The terms of these lease agreements range from 6 to 18 months. Maximum annual payments for both the real and personal property leases total $274,000 per year.

   We anticipate that our aggregate capital expenditures will be approximately $1.3 million for the year ending December 31, 2002, of which $757,000 was incurred during the six months ended June 30, 2002. Of this amount, approximately $861,000 will be used to purchase production equipment and Arestin(TM) dispenser handles, and approximately $415,000 will be used to purchase computer hardware and software, telephone equipment, leasehold improvements, laboratory equipment, office equipment and furniture. We expect that our 2002 aggregate working capital requirements to finance growth in accounts receivables, inventories and prepaid expenses, offset by increased accounts payable and accrued expenses, will aggregate approximately $2.7 million.

   We believe that our current cash position and expected interest income will be sufficient to fund our operations, capital expenditures, and working capital requirements through the year 2003. Our marketing, general and administrative expenses, working capital requirements and capital expenditures will increase due to the manufacturing scale-up and marketing of Arestin(TM). Research and development expenditures, including clinical studies for new product candidates, will continue at high levels as we attempt to both advance the development and potential commercialization of our new product candidates and to obtain approval to sell Arestin(TM) in Europe. Due to the need for higher volume manufacturing capability, we are incurring expenditures for the purchase of additional production equipment. Sales and marketing activities are expected to increase to support the sale of Arestin(TM) in the United States and to begin sales efforts internationally, initially in Europe if European approval is obtained and one or more distribution partners are engaged.

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

  Accounts Receivable

   At June 30, 2002, accounts receivable totaled approximately $1.7 million and were net of an allowance for doubtful accounts of $59,000, which represents a reserve for estimated bad debts. We launched our initial product on April 2, 2001 and despite our limited sales history, believe our estimate to be appropriate. As we establish more history with the sale of Arestin(TM), we may find it necessary to refine the method used for determining our allowance for doubtful accounts.

  Inventories

   At June 30, 2002, inventories totaled approximately $2.0 million and are stated at the lower of cost or market, as determined using the first-in, first-out method, which most closely reflects the physical flow of our inventories. Our product is subject to a shelf life and is not saleable following the expiration of that shelf life. The component with the shortest shelf life after production must be packaged within twelve months. Finished product must be sold within twenty-four months of packaging. Although we had no expiration of inventory during the year, less than anticipated future sales could result in excess inventory, which could become obsolete. To the extent that we have excess inventory in the future, we would be required to thoroughly evaluate, and potentially write-off obsolete inventory. As of June 30, 2002, we have established a reserve for obsolete inventory in the amount of $129,000. While we have a limited history, we believe this carrying value to be appropriate at this time.

  Intangibles

   Certain acquired technologies, together with acquired patent license rights, have been recorded at cost and are being amortized on a straight-line basis over the ten year estimated useful life of the technology. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. While our current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the sale of Arestin(TM) will exceed the long-lived assets' carrying value, and, accordingly, we have not recognized any impairment losses through June 30, 2002. If in the future we determine indications of impairment exist, we will be required to write off the value of the impairment assessed at that time.

  Reserve for Contractual Commitments

   We have entered into a number of contracts with third party manufacturers, suppliers and research organizations and based upon take or pay commitments we have established a $461,000 reserve as of June 30, 2002 to provide for our estimated obligations under these contracts. To the extent our take or pay commitments change in the future, we would be required to re-evaluate, and potentially adjust the reserve accordingly. While we have a limited history with certain of these contracts, we believe this reserve to be appropriate at this time.

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
                                                  --------
                     Total minimum lease payments $505,164
                                                  ========

  Equipment Operating Leases

   We have also entered into operating lease agreements for various office equipment. The terms of these lease agreements range from 6 to 18 months. Current minimum annual payments under these leases aggregate to $5,020 per year. We believe we will enter into additional operating leases for office equipment as the current leases expire or as additional office equipment is required.

  License Agreements

   We have entered into a research and consulting agreement with Biomodels LLC, an affiliate of Mucosal Therapeutics LLC. This agreement is to perform research on our behalf and to provide general consulting services regarding our development of certain new product technologies. As of June 30, 2002, future sponsored research and consulting payments required under this agreement total $30,000, all of which is due in 2002.

   In addition, we are also required to make payments to Mucosal Therapeutics totaling $2.0 million in cash, or $1.0 million in cash and $1.25 million in common stock, and to Children's Medical Center Corporation, totaling $1.0 million, payable in the form of cash or shares of our common stock, as preclinical and clinical milestones are achieved, and upon FDA approval of any pharmaceutical products covered by the license agreements. These license agreements further obligate us to pay royalties on sales of pharmaceutical products covered by the licenses or involving use of the technologies.

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

  Off-Balance Sheet Arrangements

   We have not entered into any off-balance sheet arrangements through June 30, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

   Our cash, cash equivalents, and short-term investments total approximately $31.9 million at June 30, 2002. Approximately $16.7 million is invested in a money market fund and approximately $15.2 million in a U.S. Government debt instrument that matures on February 15, 2003. The money market invests in short-term government and investment-grade, interest-bearing securities on which we were earning 1.88% at June 30, 2002 and we are earning 2.39% on the U.S. Government debt instrument. The reduction of interest rates in the year 2002 had, and any future decline in interest rates will have, a negative impact on the interest income we earn on these assets.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   In November 2001, the Company, certain of the Company's officers and certain underwriters of the Company's initial public offering were named as defendants in a class action complaint filed in the United States District Court for the Southern District of New York. The complaint alleged, among other things, violations of Sections 11 and 12 of the Securities Act of 1933 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, based on allegedly material misstatements and/or omissions in the prospectus for the Company's initial public offering concerning the commissions received by the underwriters of such offering, as well as failure to disclose the existence of purported agreements by the underwriters with some of the purchasers in such offering to buy additional shares of the Company subsequently in the open market at pre-determined prices. The plaintiffs sought for themselves and the alleged class members an award of damages and litigation costs and expenses. In April 2002, the plaintiffs filed and served a consolidated, amended complaint against the Company, incorporating by reference allegations common to all defendants in this and similar cases against other companies.

   In addition to reiterating the claims and damage theories described above, the plaintiffs added allegations regarding manipulation and/or material omissions arising from alleged touting by the underwriters' analysts of the stocks of issuers, including OraPharma, with whom the underwriters were conducting initial public offerings. In June and July 2002, all defendants filed motions to dismiss all the consolidated, amended complaints on numerous bases.

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

   The net offering proceeds to the Company from the Offering, after deducting discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through December 31, 2001, we had used cash on hand prior to the Offering plus $38,456,141 of the Offering proceeds. For the six months ended June 30, 2002, we used $21,197,598 of the Offering proceeds and have applied it as follows:

To finance our net loss for the six months ended June 30, 2002, net of non-cash charges.................................................... $10,602,282
Working capital requirements..........................................   9,838,392
Purchase of fixed assets..............................................     756,924

   As of June 30, 2002, we have $16,330,007 of the offering proceeds remaining. The offering proceeds are invested in both a money market fund and a debt instrument of the U.S. Government that matures on February 15, 2003.

Item 4.  Submission of Matters to Vote of Security Holders

   On June 18, 2002, the company held its Annual Meeting of Stockholders. At this meeting the stockholders voted in favor of the following proposal listed in the Proxy Statement dated May 17, 2002:

   (1) Election of two Directors

                                            For     Withheld
                                         ---------- --------
                    David I. Scheer..... 11,366,566  64,643
                    Jesse I. Treu....... 11,281,715 149,494

Item 6.  Exhibits and Reports on Form 8-K

   a. Exhibits.


             Exhibit 99.1 Certification of Chief Executive Officer.

             Exhibit 99.2 Certification of Chief Financial Officer.

   b. Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 2002                                                             /s/  MICHAEL D. KISHBAUCH
                                                                               ----------------------------------
                                                                                      Michael D. Kishbauch
                                                                                 President and Chief Executive
                                                                                            Officer
                                                                                 (Principal Executive Officer)


Date:  August 13, 2002                                                               /s/  JAMES A. RATIGAN
                                                                               ----------------------------------
                                                                                        James A. Ratigan
                                                                                Executive Vice President, Chief
                                                                                     Financial Officer and
                                                                                 Secretary (Principal Financial
                                                                                            Officer)


Date:  August 13, 2002                                                               /s/  ROBERT D. HADDOW
                                                                               ----------------------------------
                                                                                        Robert D. Haddow
                                                                                Controller (Principal Accounting
                                                                                            Officer)