Form 10-Q
period 2002-09-30
ORAPHARMA INC
filed 2002-11-06
CIK 1028065

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of November 5, 2002, 13,633,886 shares of common stock were outstanding.

================================================================================

                        ORAPHARMA, INC. AND SUBSIDIARY

                                     INDEX

                                                                                      Page
                                                                                      ----

PART I   FINANCIAL INFORMATION.......................................................    3

Item 1   Consolidated Financial Statements (unaudited)...............................    3

         Balance Sheets--December 31, 2001 and September 30, 2002....................    3

         Statements of Operations--Three Months Ended September 30, 2001 and 2002 and
           Nine Months Ended September 30, 2001 and 2002.............................    4

         Statements of Cash Flows--Nine Months Ended September 30, 2001 and 2002.....    5

         Notes to Financial Statements...............................................    6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................ 7-14

Item 3   Quantitative and Qualitative Disclosures About Market Risk..................   14

Item 4   Controls and Procedures.....................................................   14

PART II. OTHER INFORMATION...........................................................   15

Item 1.  Legal Proceedings...........................................................   15

Item 2.  Changes in Securities and Use of Proceeds...................................   15

Item 6.  Exhibits and Reports on Form 8-k............................................   16

SIGNATURES...........................................................................   17

CERTIFICATION--Chief Executive Officer...............................................   18

CERTIFICATION--Chief Financial Officer...............................................   19

                         PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        ORAPHARMA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                             December 31,  September 30,
                                                                                 2001          2002
                                                                             ------------  -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents................................................ $ 44,121,660  $ 12,737,266
   Short-term investment in government securities...........................           --    14,807,865
   Accounts receivable, net.................................................    1,203,432     1,965,622
   Inventories..............................................................    2,551,879     1,868,562
   Prepaid expenses and other...............................................      399,897       631,645
                                                                             ------------  ------------
       Total current assets.................................................   48,276,868    32,010,960
FIXED ASSETS, net...........................................................    6,685,335     6,617,533
INTANGIBLE ASSETS, net......................................................    2,787,693     2,376,455
                                                                             ------------  ------------
       Total assets......................................................... $ 57,749,896  $ 41,004,948
                                                                             ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable......................................................... $  4,500,131  $  3,459,854
   Accrued expenses.........................................................    2,168,564     2,932,788
                                                                             ------------  ------------
       Total current liabilities............................................    6,668,695     6,392,642
                                                                             ------------  ------------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001 per share, 5,000,000 shares authorized,
     none issued............................................................           --            --
   Common stock, par value $.001 per share, 50,000,000 shares authorized,
     13,538,411, and 13,629,948, issued and outstanding at December 31,
     2001 and September 30, 2002, respectively..............................       13,538        13,630
   Additional paid-in capital...............................................  112,060,026   112,165,054
   Deferred compensation....................................................     (398,098)     (255,961)
   Accumulated deficit......................................................  (60,594,265)  (77,310,417)
                                                                             ------------  ------------
       Total stockholders' equity...........................................   51,081,201    34,612,306
                                                                             ------------  ------------
       Total liabilities and stockholders' equity........................... $ 57,749,896  $ 41,004,948
                                                                             ============  ============

  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                          ------------------------  --------------------------
                                              2001         2002         2001          2002
                                          -----------  -----------  ------------  ------------
REVENUES:................................ $ 2,211,664  $ 5,459,501  $  4,224,450  $ 14,752,454
                                          -----------  -----------  ------------  ------------
OPERATING EXPENSES:
   Cost of revenues......................     612,841    1,337,041     1,098,788     3,661,778
   Research and development..............   2,789,208    1,775,930     8,274,690     6,778,621
   Marketing, general and administrative.   5,768,512    7,401,848    16,968,445    21,551,984
                                          -----------  -----------  ------------  ------------
                                            9,170,561   10,514,819    26,341,923    31,992,383
                                          -----------  -----------  ------------  ------------
       Operating loss....................  (6,958,897)  (5,055,318)  (22,117,473)  (17,239,929)
INTEREST INCOME..........................     474,407      151,806     2,171,264       523,777
                                          -----------  -----------  ------------  ------------
NET LOSS................................. $(6,484,490) $(4,903,512) $(19,946,209) $(16,716,152)
                                          ===========  ===========  ============  ============
BASIC AND DILUTED NET LOSS PER SHARE..... $     (0.48) $     (0.36) $      (1.49) $      (1.23)
                                          ===========  ===========  ============  ============
SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER SHARE.............  13,483,016   13,627,636    13,430,063    13,587,457
                                          ===========  ===========  ============  ============



  The accompanying notes are an integral part of these financial statements.

                        ORAPHARMA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             --------------------------
                                                                                 2001          2002
                                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................................... $(19,946,209) $(16,716,152)
Adjustments to reconcile net loss to net cash used in operating activities--
   Depreciation and amortization............................................    1,080,845     1,712,313
   Stock based compensation expense.........................................      153,190       205,445
Changes in operating assets and liabilities--
   Accounts receivable......................................................     (989,105)     (762,190)
   Inventories..............................................................   (2,292,125)      683,317
   Prepaid expenses and other...............................................     (128,709)     (231,748)
   Accounts payable.........................................................    1,304,092    (1,040,277)
   Accrued expenses.........................................................      380,073       764,224
                                                                             ------------  ------------
       Net cash used in operating activities................................  (20,437,948)  (15,385,068)
                                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment in government securities..................           --   (14,807,865)
Capital expenditures........................................................   (3,222,399)   (1,233,273)
Expenditures for intangible assets..........................................   (2,600,000)           --
                                                                             ------------  ------------
       Net cash used in investing activities................................   (5,822,399)  (16,041,138)
                                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options and warrants....................       66,671        41,812
                                                                             ------------  ------------
       Net cash provided by financing activities............................       66,671        41,812
                                                                             ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................  (26,193,676)  (31,384,394)
CASH AND CASH EQUIVALENTS, beginning of period..............................   75,255,171    44,121,660
                                                                             ------------  ------------
CASH AND CASH EQUIVALENTS, end of period.................................... $ 49,061,495  $ 12,737,266
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

2.  NET LOSS PER COMMON SHARE

   The Company has presented basic and diluted net loss per share pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase in 2001.

   The calculation of basic and diluted loss per common share excludes all outstanding stock options and warrants and shares subject to repurchase in 2001 because all such securities are antidilutive for all applicable periods presented.

3.  INVENTORIES

   Inventories, which relate solely to Arestin(TM), are stated at the lower of cost or market, as determined using the first-in, first-out method. Inventories consisted of:

                                  December 31, September 30,
                                      2001         2002
                   -              ------------ -------------
                   Finished goods  $  542,215   $  645,124
                   Raw materials.   2,009,664    1,223,438
                                   ----------   ----------
                                   $2,551,879   $1,868,562
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

OVERVIEW OF ORAPHARMA'S FINANCIAL PERFORMANCE

  Background

   We have devoted substantially all of our resources since we began operations in August 1996 to the research and development of specialty pharmaceutical products, with an initial focus on oral health care. Our initial research and development program was based on our core drug delivery technology that we license from Wyeth, for the development of our first product, Arestin(TM), that focuses on periodontal disease. In December 1998, we licensed a technology for an indication in oncology, and on August 7, 2002, we announced the completion of a Phase 1 human clinical trial for that product candidate (OC-1012), which focuses on mucositis, a condition secondary to certain cancer treatments. In December 1998, we also licensed a technology for bone regeneration. We continue to make progress on our bone regeneration product candidate (OC-1016). We performed pre-clinical studies on OC-1016 and we are currently awaiting clearance from the FDA to begin Phase I clinical trials. We are currently seeking partners for the OC-1016 compound for both dental implantation and orthopedics, though we have not entered into any agreement with potential partners. We believe that beginning

Phase I human clinical trials with partners will enable us to maximize the value of the OC-1016 compound. We cannot accurately estimate either the cost of the development activities or clinical trials for either the OC-1012 or the OC-1016 compounds, nor can we accurately estimate the time when these costs will be incurred, and we are unable to predict with any certainty if either of these product candidates will become commercial products. Likewise, we are unable to estimate either the costs or the time when such costs will be incurred in connection with our product candidate development initiatives in the areas of our drug delivery system for large and small molecule drugs, our second-generation therapeutic for periodontal disease, or our therapeutic to treat traumatic injuries to teeth.

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

   Prior to April 2, 2001, we operated as a development-stage company and did not generate any revenue. We are unable to predict how quickly, or to what extent, revenue from the sale of Arestin(TM) will increase. We have not been profitable and since inception have incurred cumulative net losses of approximately $77.3 million through September 30, 2002. These losses have resulted principally from costs incurred in research and development activities related to Arestin(TM) and our new product candidates still in development for mucositis and bone regeneration, together with marketing, general and administrative expenses, and to a lesser extent from costs incurred in connection with development initiatives in the areas of our drug delivery system for large and small molecule drugs, our second-generation therapeutic for periodontal disease, and our therapeutic to treat traumatic injuries to teeth.

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

   Nearly all of our revenue for the foreseeable future will depend on our ability to successfully market Arestin(TM) in the United States. We are currently selling Arestin(TM) in the United States through a direct sales and marketing force comprised of 105 persons. In the international markets, we intend to rely on one or more distribution partners to sell Arestin(TM), though we have not yet entered into any agreements with potential partners.

   On August 22, 2002 we announced that we entered into a distribution agreement with Kensey Nash Corporation, a medical device manufacturer specializing in absorbable biomaterials, to exclusively distribute Epi-Guide(R) Periodontal Barrier Matrix and Drilac(R) Surgical Dressing products in the United States and Canada through our direct salesforce. We expect to begin selling these products in the fourth quarter of 2002.

RESULTS OF OPERATIONS

   From its founding through the three months ended March 31, 2001, the Company had no revenues. The Company's first commercial product, Arestin(TM), was launched on April 2, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

  Revenues

   Revenues were approximately $5.5 million for the three months ended September 30, 2002 compared to approximately $2.2 million in the same period in 2001, an increase of 146.9%. This increase of approximately $3.2 million is due to higher unit sales of the Company's first commercial product, Arestin(TM), which was launched on April 2, 2001.

  Cost of Revenues

   Cost of revenues for Arestin(TM) was approximately $1.3 million, or 24.5% of revenues, for the three months ended September 30, 2002 compared to $613,000, or 27.7% of revenues, for the same period in 2001. This cost improvement of 3.2% is primarily due to the higher volume of revenues achieved during the three months ended September 30, 2002.

  Research and Development Expenses

   Research and development expenses were approximately $1.8 million for the three months ended September 30, 2002, compared to approximately $2.8 million for the same period in 2001, a decrease of 36.3%. This decrease of approximately $1.0 million is due to lower costs incurred in the third quarter of 2002 for scale-up activities related to Arestin(TM), clinical trials for Arestin(TM), and new product research and development initiatives, offset by costs incurred in 2002 in connection with a Phase I clinical trial for our OC-1012 product candidate.

  Marketing, General and Administrative Expenses

   Marketing, general and administrative expenses were approximately $7.4 million for the three months ended September 30, 2002 compared to approximately $5.8 million in the same period in 2001, an increase of 28.3%. This increase of approximately $1.6 million is due to increased spending for sales and marketing activities associated with Arestin(TM) and higher personnel costs primarily related to an increase in our sales and marketing force.

  Interest Income

   Interest income was $152,000 for the three months ended September 30, 2002 compared to $474,000 in the same period in 2001, a decrease of 68.0%. This decrease of $323,000 is due to lower levels of cash and cash equivalents available for investment in 2002, together with lower interest rates in 2002. The lower levels of cash and cash equivalents were due to cash required to finance the net loss for the nine months ended September 30, 2002, together with working capital requirements and investing activities in 2002.

  Net Loss

   The net loss was approximately $4.9 million for the three months ended September 30, 2002 compared to approximately $6.5 million in the same period in 2001, a decrease of 24.4%. This decrease of approximately $1.6 million is due to increased gross profit realized on revenues generated by the sale of Arestin(TM) and decreased expenditures for research and development, offset by increased expenditures for marketing, general and administrative expenses, and decreased interest income.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

  Revenues

   Revenues were approximately $14.8 million for the nine months ended September 30, 2002 compared to approximately $4.2 million in the same period in 2001, an increase of 249.2%. This increase of approximately $10.5 million is due to higher unit sales of the Company's first commercial product, Arestin(TM), which was launched on April 2, 2001.

  Cost of Revenues

   Cost of revenues for Arestin(TM) was approximately $3.7 million, or 24.9% of revenues, for the nine months ended September 30, 2002 compared to approximately $1.1 million, or 26.0% of revenues, for the same period in 2001. This cost improvement of 1.1% is primarily due to the higher volume of revenues achieved during the nine months ended September 30, 2002.

  Research and Development Expenses

   Research and development expenses were approximately $6.8 million for the nine months ended September 30, 2002 compared to approximately $8.3 million in the same period in 2001, a decrease of 18.1%. This decrease of approximately $1.5 million is due to lower costs incurred during 2002 for scale-up activities related to Arestin(TM), clinical trials for Arestin(TM), new product research and development initiatives, and for development of a new dispenser handle for Arestin(TM), offset by costs incurred in 2002 in connection with a Phase I clinical trial for our OC-1012 product candidate.

  Marketing, General and Administrative Expenses

   Marketing, general and administrative expenses were approximately $21.6 million for the nine months ended September 30, 2002 compared to approximately $17.0 million in the same period in 2001, an increase of 27.0%. This increase of approximately $4.6 million is due to increased spending for sales and marketing activities associated with Arestin(TM) and higher personnel costs primarily related to an increase in our sales and marketing force.

  Interest Income

   Interest income was $524,000 for the nine months ended September 30, 2002 compared to approximately $2.2 million in the same period in 2001, a decrease of 75.9%. This decrease of approximately $1.6 million is due to lower levels of cash and cash equivalents available for investment in 2002, together with lower interest rates in 2002. The lower levels of cash and cash equivalents were due to cash required to finance the net loss for the nine months ended September 30, 2002, together with working capital requirements and investing activities in 2002.

  Net Loss

   The net loss was approximately $16.7 million for the nine months ended September 30, 2002 compared to approximately $19.9 million in the same period in 2001, a decrease of 16.2%. This decrease of approximately $3.2 million is due to increased gross profit realized on revenues generated by the sale of Arestin(TM) and decreased expenditures for research and development, offset by increased expenditures for marketing, general and administrative expenses, and decreased interest income.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 2002, we had cash, cash equivalents and short-term investments totaling approximately $27.5 million, a decrease of approximately $16.6 million from December 31, 2001. The decrease in cash was due to the net loss we incurred for the nine months ended September 30, 2002, together with cash required for capital equipment and changes in working capital.

   During the nine months ended September 30, 2002, net cash used in operating activities was approximately $15.4 million. This represents the net loss for the nine months, adjusted for certain non-cash charges and changes in operating assets and liabilities, principally increases in accounts receivable and prepaid expenses and decreases in accounts payable, offset by decreases in inventories and increases in accrued expenses.

   Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $16.0 million. During the nine months ended September 30, 2002, the Company invested approximately $14.8 million of its excess cash in a debt instrument of the U.S. Government, which matures on February 15, 2003, and purchased approximately $1.2 million of capital equipment, consisting of dispenser handles, lab equipment, computer software, production equipment and office equipment.

   We lease our corporate and research and development facilities under two operating leases that expire on September 30, 2003 and January 31, 2004. Each lease has two 5-year renewal options subject to the landlord's determination of the fair rental value for each renewal term. We have also entered into operating lease agreements for miscellaneous office equipment. The maximum term of these lease agreements is 15 months. Maximum annual payments for both the real and personal property leases total $274,000 per year.

   We anticipate that our aggregate capital expenditure will be approximately $1.5 million for the year ending December 31, 2002, of which approximately $1.2 million was incurred during the nine months ended September 30, 2002. Of the 2002 anticipated capital expenditures, approximately $900,000 will be used to purchase production equipment and Arestin(TM) dispenser handles, and approximately $600,000 will be used to purchase computer hardware and software, telephone equipment, leasehold improvements, laboratory equipment, office equipment and furniture. We expect that our 2002 aggregate working capital requirements to finance growth in accounts receivables, inventories and prepaid expenses, offset by increased accounts payable and accrued expenses, will aggregate approximately $2.7 million.

   We believe that our current cash position and expected interest income will be sufficient to fund our operations, capital expenditures, and working capital requirements through the year 2003. Our marketing, general and administrative expenses, working capital requirements and capital expenditures will increase due to the manufacturing scale-up and marketing of Arestin(TM). Research and development expenditures, including clinical studies for new product candidates, will continue at high levels as we attempt to both advance the development and potential commercialization of our new product candidates and to obtain approval to sell Arestin(TM) in Europe. Sales and marketing activities are expected to increase to support the sale of Arestin(TM) in the United States and to support distribution partners' sales efforts internationally, initially in Europe if European approval is obtained and one or more distribution partners are engaged.

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

  Accounts Receivable

   At September 30, 2002, accounts receivable totaled approximately $2.0 million and were net of an allowance for doubtful accounts of $54,000, which represents a reserve for estimated bad debts. We launched our initial product on April 2, 2001 and, despite our limited sales history, believe our estimate to be appropriate. As we establish more history with the sale of Arestin(TM), we may find it necessary to refine the method used for determining our allowance for doubtful accounts.

  Inventories

   At September 30, 2002, inventories totaled approximately $1.9 million and are stated at the lower of cost or market, as determined using the first-in, first-out method, which most closely reflects the physical flow of our inventories. Our product is subject to a shelf life and is not saleable following the expiration of that shelf life. The component with the shortest shelf life after production must be packaged within twelve months. Finished product must be sold within twenty-four months of packaging. Although we had no expiration of inventory during the year, less than anticipated future sales could result in excess inventory, which could become obsolete. To the extent that we have excess inventory in the future, we would be required to thoroughly evaluate, and potentially write-off obsolete inventory. As of September 30, 2002, we have established a reserve for obsolete inventory in the amount of $153,000. While we have a limited history, we believe this carrying value to be appropriate at this time. As we establish more history, we may find it necessary to refine the method used for determining a reserve for obsolete inventory.

  Intangibles

   Certain acquired technologies, together with acquired patent license rights, have been recorded at cost and are being amortized on a straight-line basis over the ten year estimated useful life of the technology. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. While our current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the sale of Arestin(TM) will exceed the long-lived assets' carrying value, and, accordingly, we have not recognized any impairment losses through September 30, 2002. If future cash flows from the sale of Arestin(TM) are less than anticipated, we may be required to write off the value of the impairment assessed at that time.

  Reserve for Contractual Commitments

   We have entered into a number of contracts with third party manufacturers, suppliers and research organizations and based upon take or pay commitments we have established a $346,000 reserve as of September 30, 2002 to provide for our estimated obligations under these contracts. To the extent our take or pay commitments change in the future, we would be required to re-evaluate, and potentially adjust the reserve accordingly. While we have a limited history with these contracts, we believe this reserve to be appropriate at this time.

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
                                                  --------
                     Total minimum lease payments $505,164
                                                  ========

  Equipment Operating Leases

   We have also entered into operating lease agreements for various office equipment. The maximum term of these lease agreements is 15 months. We believe we will enter into additional operating leases for office equipment as the current leases expire or as additional office equipment is required.

  License Agreements

   We are required to make payments to Mucosal Therapeutics LLC totaling $2.0 million in cash, or $1.0 million in cash and $1.25 million in common stock, and to Children's Medical Center Corporation, totaling $1.0 million, payable in the form of cash or shares of our common stock, as preclinical and clinical milestones are achieved, and upon FDA approval of any pharmaceutical products covered by the license agreements we have with Mucosal Therapeutics LLC and Children's Medical Center Corporation. These license agreements further obligate us to pay royalties on sales of pharmaceutical products covered by the licenses or involving use of the technologies.

  Royalty Contracts on Sales of Arestin(TM)

   We have license agreements with three separate entities that require us to pay royalties on sales of Arestin(TM) and other products that are covered by their patents or developed using their technology. We are required to pay royalties on sales of Arestin(TM) to Wyeth, Gary R. Jernberg, D.D.S. and to Technical Development and Investments, Est. ("TDI"), relating to technology previously licensed by AHP to TDI. In addition we have engaged Dr. Jernberg as an advisor, for an annual retainer fee of $30,000. The cumulative amount of any retainers paid to Dr. Jernberg will reduce any royalties payable to Dr. Jernberg, and any royalties payable to either to Dr. Jernberg or TDI can be fully credited against up to 50% of the royalties payable under the agreement with AHP.

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

  Off-Balance Sheet Arrangements

   We have not entered into any off-balance sheet arrangements through September 30, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Our cash, cash equivalents, and short-term investments total approximately $27.5 million at September 30, 2002. Approximately $12.7 million is invested in a money market fund and approximately $14.8 million in a U.S. Government debt instrument that matures on February 15, 2003. The money market invests in short-term government and investment-grade, interest-bearing securities on which we were earning 1.81% at September 30, 2002 and we are earning 2.39% on the U.S. Government debt instrument. The reduction of interest rates in the year 2002 had, and any future decline in interest rates will have, a negative impact on the interest income we earn on these assets.

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

Item 4.  Controls and Procedures

   Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

   In addition to reiterating the claims and damage theories described above, the plaintiffs added allegations regarding manipulation and/or material omissions arising from alleged touting by the underwriters' analysts of the stocks of issuers, including OraPharma, with whom the underwriters were conducting initial public offerings. In June and July 2002, all defendants filed motions to dismiss all the consolidated, amended complaints on numerous bases. In October 2002 the District Court approved and entered a stipulated order dismissing without prejudice all claims against the Company's officers in these cases pending against the Company.

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

   The net offering proceeds to the Company from the Offering, after deducting discounts, commissions, fees and expenses, were $75,983,746. During the period March 9, 2000 through December 31, 2001, we had used cash on hand prior to the Offering plus $38,456,141 of the Offering proceeds. For the nine months ended September 30, 2002, we used $30,761,308 of the Offering proceeds and have applied it as follows:

To finance our net loss for the nine months ended September 30, 2002, net of non-cash charges............................................................................ $14,861,702
Working capital requirements (financed by the offering proceeds).....................  14,666,369
Purchase of fixed assets.............................................................   1,233,237

   As of September 30, 2002, we have $6,766,297 of the offering proceeds remaining. The offering proceeds are invested in both a money market fund and a debt instrument of the U.S. Government that matures on February 15, 2003.

Item 6.  Exhibits and Reports on Form 8-k

   a. Exhibits


Exhibit 4.38  Rights Agreement.(a)

Exhibit 10.16 Distribution Agreement between Kensey Nash Corporation and Orapharma, Inc. dated
                August 19, 2002.@

Exhibit 10.17 Orapharma, Inc. Executive Severance Pay Program. #

Exhibit 99.1  Certification of Chief Executive Officer.

Exhibit 99.2  Certification of Chief Financial Officer.

--------
(a) Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-k dated August 16, 2002
@  Confidential Treatment Requested
#  Represents a management contract or compensatory plan or arrangement

   b. Reports on Form 8-K.

   On August 16, 2002, the Registrant filed a Report on Form 8-k reporting under Item 5 the adoption of a stockholder rights plan.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 6, 2002                          /s/  MICHAEL D. KISHBAUCH
                                             ----------------------------------
                                                    Michael D. Kishbauch
                                               President and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)


Date:  November 6, 2002                          /s/  JAMES A. RATIGAN
                                           ----------------------------------
                                                    James A. Ratigan
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary
                                             (Principal Financial Officer)


Date:  November 6, 2002                          /s/  ROBERT D. HADDOW
                                           ----------------------------------
                                                    Robert D. Haddow
                                            Controller (Principal Accounting
                                                        Officer)

                                 CERTIFICATION

   I, Michael D. Kishbauch, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of OraPharma, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  November 6, 2002                            /s/  MICHAEL D. KISHBAUCH
                                          ----------------------------------
                                                 Michael D. Kishbauch
                                               Chief Executive Officer

                                 CERTIFICATION

   I, James A. Ratigan, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of OraPharma, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  November 6, 2002                              /s/  JAMES A. RATIGAN
                                          ----------------------------------
                                                   James A. Ratigan
                                               Chief Financial Officer